Form 10-Q
period 2020-09-30
HAWAIIAN HOLDINGS INC
filed 2020-10-28
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of October 21, 2020, 46,003,751 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Operating Revenue:
Passenger	$39,777	$694,263	$573,008	$1,948,990
Other	36,205	60,888	122,122	175,101
Total	75,982	755,151	695,130	2,124,091
Operating Expenses:
Wages and benefits	19,494	182,862	238,077	537,997
Aircraft fuel, including taxes and delivery	14,544	138,586	135,025	405,290
Maintenance, materials and repairs	18,664	61,363	93,067	182,539
Aircraft and passenger servicing	5,140	41,762	46,459	120,303
Depreciation and amortization	36,734	41,596	115,516	119,274
Aircraft rent	26,230	30,534	77,120	91,773
Commissions and other selling	5,201	33,291	34,844	96,598
Other rentals and landing fees	14,156	33,345	57,599	95,777
Purchased services	22,878	33,120	77,006	98,306
Special items	17,489	—	178,407	—
Other	16,525	42,056	80,143	118,041
Total	197,055	638,515	1,133,263	1,865,898
Operating Income (Loss)	(121,073)	116,636	(438,133)	258,193
Nonoperating Income (Expense):
Other nonoperating special items	(7,011)	—	(7,011)	—
Interest expense and amortization of debt discounts and issuance costs	(11,596)	(6,438)	(26,612)	(21,268)
Losses on fuel derivatives	(297)	(4,553)	(6,933)	(7,203)
Interest income	1,942	3,148	7,728	9,205
Capitalized interest	831	1,171	2,583	3,713
Other, net	(6,380)	(1,445)	(2,915)	(5,553)
Total	(22,511)	(8,117)	(33,160)	(21,106)
Income (Loss) Before Income Taxes	(143,584)	108,519	(471,293)	237,087
Income tax expense (benefit)	(46,485)	28,443	(122,918)	62,820
Net Income (Loss)	$(97,099)	$80,076	$(348,375)	$174,267
Net Income (Loss) Per Share
Basic	$(2.11)	$1.70	$(7.58)	$3.65
Diluted	$(2.11)	$1.70	$(7.58)	$3.64
Weighted Average Number of Common Stock Shares Outstanding:
Basic	46,001	47,119	45,980	47,784
Diluted	46,001	47,236	45,980	47,847
Cash dividends declared per common stock share	$—	$0.12	$0.12	$0.36

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2020	2019
	(unaudited)
Net Income (Loss)	$(97,099)	$80,076
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax benefit of $3,272 and net of tax expense of $38 for 2020 and 2019, respectively	(11,284)	786
Net change in derivative instruments, net of tax benefit of $416 and net of tax expense of $690 for 2020 and 2019, respectively	(1,266)	2,096
Net change in available-for-sale investments, net of tax benefit of $197 and net of tax expense of $32 for 2020 and 2019, respectively	(579)	92
Total other comprehensive income (loss)	(13,129)	2,974
Total Comprehensive Income (Loss)	$(110,228)	$83,050

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net Income (Loss)	$(348,375)	$174,267
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax benefit of $2,833 and net of tax expense of $390 for 2020 and 2019, respectively	(9,950)	2,031
Net change in derivative instruments, net of tax benefit of $1,098 and $122 for 2020 and 2019, respectively	(3,341)	(405)
Net change in available-for-sale investments, net of tax expense of $281 and $457 for 2020 and 2019, respectively	875	1,401
Total other comprehensive income (loss)	(12,416)	3,027
Total Comprehensive Income (Loss)	$(360,791)	$177,294

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$537,002	$373,056
Short-term investments	442,106	245,599
Accounts receivable, net	30,106	97,380
Income taxes receivable	67,758	64,192
Spare parts and supplies, net	36,621	37,630
Prepaid expenses and other	54,918	56,849
Total	1,168,511	874,706
Property and equipment, less accumulated depreciation and amortization of $858,926 and $762,544 as of September 30, 2020 and December 31, 2019, respectively	2,121,218	2,316,772
Other Assets:
Operating lease right-of-use assets	647,288	632,545
Long-term prepayments and other	146,619	182,438
Intangible assets, net	13,500	13,500
Goodwill	—	106,663
Total Assets	$4,097,136	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,160	$148,748
Air traffic liability and current frequent flyer deferred revenue	515,424	606,684
Other accrued liabilities	132,734	161,430
Current maturities of long-term debt, less discount	114,810	53,273
Current maturities of finance lease obligations	21,618	21,857
Current maturities of operating leases	81,881	83,224
Total	962,627	1,075,216
Long-Term Debt	1,035,971	547,254
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	126,159	141,861
Noncurrent operating leases	524,172	514,685
Accumulated pension and other post-retirement benefit obligations	223,907	203,596
Other liabilities and deferred credits	78,849	97,434
Noncurrent frequent flyer deferred revenue	186,618	175,218
Deferred tax liability, net	241,618	289,564
Total	1,381,323	1,422,358
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 46,003,751 and 46,121,859 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	460	461
Capital in excess of par value	144,884	135,651
Accumulated income	688,170	1,049,567
Accumulated other comprehensive loss, net	(116,299)	(103,883)
Total	717,215	1,081,796
Total Liabilities and Shareholders’ Equity	$4,097,136	$4,126,624
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Loss	—	—	—	(144,372)	—	(144,372)
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,514)	—	(5,514)
Other comprehensive income, net	—	—	—	—	1,331	1,331
Issuance of 88,141 shares of common stock, net of shares withheld for taxes	1	—	(1,231)	—	—	(1,230)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
Share-based compensation expense	—	—	(135)	—	—	(135)
Balance at March 31, 2020	$460	$—	$134,285	$892,173	$(102,552)	$924,366
Net Loss	—	—	—	(106,904)	—	(106,904)
Other comprehensive loss, net	—	—	—	—	(618)	(618)
Issuance of 46,447 shares of common stock, net of shares withheld for taxes	—	—	(83)	—	—	(83)
CARES Act warrant issuance	—	—	7,403	—	—	7,403
Share-based compensation expense	—	—	1,769	—	—	1,769
Balance at June 30, 2020	$460	$—	$143,374	$785,269	$(103,170)	$825,933
Net Loss	—	—	—	(97,099)	—	(97,099)
Other comprehensive loss, net	—	—	—	—	(13,129)	(13,129)
Issuance of 7,214 shares of common stock, net of shares withheld for taxes	—	—	(45)	—	—	(45)
CARES Act warrant issuance, net of tax	—	—	(7)	—	—	(7)
Share-based compensation expense	—	—	1,562	—	—	1,562
Balance at September 30, 2020	$460	$—	$144,884	$688,170	$(116,299)	$717,215

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2020 and December 31, 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2020 and December 31, 2019.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2019 and December 31, 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net cash provided by (used in) Operating Activities	$(173,482)	$456,895
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(101,775)	(280,288)
Proceeds from the purchase assignment and sale leaseback	114,000	—
Proceeds from the disposition of aircraft related equipment	—	9,045
Purchases of investments	(408,955)	(265,705)
Sales of investments	214,469	267,464
Other	—	(6,275)
Net cash used in investing activities	(182,261)	(275,759)
Cash flows from Financing Activities:
Long-term borrowings	602,264	227,889
Repayments of long-term debt and finance lease obligations	(64,686)	(95,356)
Dividend payments	(5,514)	(17,206)
Debt issuance costs	(3,506)	(1,162)
Repurchases of common stock	(7,510)	(50,690)
Other	(1,359)	(1,026)
Net cash provided by financing activities	519,689	62,449
Net increase in cash and cash equivalents	163,946	243,585
Cash, cash equivalents, and restricted cash - Beginning of Period	373,056	268,577
Cash, cash equivalents, and restricted cash - End of Period	$537,002	$512,162

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID-19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2. Impact of the COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19, what began with the Company's suspension of service to South Korea and Japan in late February accelerated in March when governments instituted requirements of self-isolation or quarantine for incoming travelers. This was followed by the announcement in March 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai`i. These restrictions, combined with the ongoing spread and impact of the COVID-19 pandemic globally, have continued to suppress customer demand.

Despite the easing of travel restrictions in recent months within the United States, restrictions for travel to and within the State of Hawai`i as well as travel to and from various international locations, including those in the Hawaiian network, remain in effect. In September 2020, the Governor of the State of Hawai`i announced that a program allowing travelers from the U.S. mainland coming to Hawai`i to bypass the quarantine requirement with proof of a negative COVID-19 test from a state-approved testing partner would begin on October 15, 2020. Following this announcement, the Company saw increases in bookings and has slowly begun rebuilding its Neighbor Island and North America flight schedule commensurate with the anticipated increases in demand.

The exact timing and pace of the recovery of passenger demand continues to remain uncertain. Certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. See Note 6, for a discussion of the recognition of passenger revenue, the Company's air traffic liability and ticket breakage.

In response to the COVID-19 pandemic, the Company implemented various measures to mitigate declining demand through capacity and cost reductions, while managing cash flow and liquidity.

Capacity Reductions. Beginning in the second half of March, the Company experienced a significant decline in demand as COVID-19 spread globally. In response, the Company significantly reduced system capacity to a level that maintained essential services to align capacity with expected demand. During the three and nine months ended September 30, 2020, the Company reduced capacity by 86.5% and 60.2%, respectively, as compared to the same period in 2019. As a result of capacity reductions, the Company temporarily parked approximately 29% of its fleet as of September 30, 2020.

Expense Management. In response to the reduction in revenue, the Company has implemented, and will continue to implement cost savings and liquidity measures, including:

•In the first quarter 2020, the Company instituted a temporary hiring freeze, except with respect to operationally critical and essential positions.

•The Company reduced capital expenditures for 2020 and continues to evaluate non-essential, non-aircraft capital expenditures. During the three and nine months ended September 30, 2020, capital expenditures were approximately $7.8 million and $101.8 million, respectively.
•The Company’s officers reduced their base salaries between 10% and 50% through September 30, 2020. Members of the Board of Directors also reduced their compensation.
•During the third quarter of 2020, the Company announced and completed voluntary separation and temporary leave programs across each of its labor groups. Additionally, the Company completed involuntary terminations, the majority of which were effective October 1, 2020. Combined, separation and temporary leave programs resulted in an approximately 32% reduction of the Company's total workforce.
•On October 26, 2020, the Company entered into an amendment (the “Amendment”) to its 787-9 purchase agreement with Boeing, which provides for, among other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery now scheduled in September 2022. Refer to Note 11 for additional discussion, including the impact of the Amendment on the Company's future financial commitments.

The Company anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and quickly-changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions.

Cash Flow and Liquidity Management. The Company's cash, cash equivalents and short-term investments as of September 30, 2020 was $979.1 million. The Company has taken various actions to increase liquidity and strengthen our financial position during the nine months ended September 30, 2020, including, but not limited to:

•During the first quarter 2020, the Company fully drew down its previously undrawn $235.0 million revolving credit facility. Refer to Note 9 for additional discussion.
•During the first and second quarters of 2020, the Company suspended its stock repurchase program and payment of dividends.
•During the second and third quarters of 2020, the Company received $240.6 million in grants and $60.3 million in loans from the U.S. Department of Treasury (the Treasury) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) Payroll Support Program (PSP), as discussed in further detail below.
•During the third quarter 2020, the Company entered into a Loan and Guarantee Agreement (Loan Agreement) with Treasury pursuant to the CARES Act Economic Relief Program (ERP) to provide for a secured term loan which permits the Company to borrow up to $420.0 million. As of September 30, 2020, the Company had borrowed $45 million under the program as discussed in further detail below.
•During the third quarter 2020, the Company completed $376.0 million in other financings secured by aircraft, including the issuance of enhanced equipment trust certificates and two sale-leaseback transactions. Refer to Note 9 and the sale-leaseback transactions section in this Note 2 for more information on the Company's financing activities during the three and nine months ended September 30, 2020.

The Company continues to explore and pursue options to raise additional financing by leveraging its unencumbered assets, which as of September 30, 2020, included 12 aircraft with an estimated fair value of approximately $242.7 million.

Based on these actions, including revenue recovery assumptions made for the impact of COVID-19, the Company has concluded that it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with existing covenants in the Company's financing agreements for more than the next twelve months, prior to giving effect to any additional financing that may occur. The Company's assumptions about future conditions used to estimate liquidity requirements, including the impact of the COVID-19 pandemic and other ongoing impacts to the business, are subject to uncertainty, and actual results could differ from these estimates. The Company will continue to monitor these conditions as new information becomes available and will update its analyses accordingly.

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

During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove the Company's stock price to 52-week lows and significantly reduced future cash flow projections. The Company qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. The Company determined that the estimated fair value of the Company's one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the Company's unaudited Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

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

As of September 30, 2020, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company determined that the fair value of its indefinite-lived intangible assets exceeded its carrying value and was not impaired.

Valuation of Long-Lived Assets

The Company's long-lived assets, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the Company's unaudited Consolidated Balance Sheets, and have a recorded value of approximately $2.1 billion at September 30, 2020. The Company reviews long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired.

As a result of the COVID-19 pandemic, including capacity reductions, the temporary grounding of the majority of its fleet, as well as reduced future cash flow projections, the Company previously identified, and continues to identify, indicators of impairment of its long-lived assets.

In the second quarter of 2020, the Company recorded an impairment charge of $34.0 million related to its ATR-42 and ATR-72 fleets, assets held under its commercial real estate subsidiary, and software-related projects that were discontinued as a result of the COVID-19 pandemic. The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.

To determine whether impairment exists for aircraft used in operations, assets are grouped by fleet-type (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, yield, fuel costs, labor costs and other relevant factors. Given the substantial reduction in the Company's active aircraft and diminished projections of future cash flows in the near term, the Company evaluated the remainder of its fleet and determined that only the fleet types discussed above were impaired as the future cash flows from operation of the fleet through the respective retirement dates exceeded the carrying value. The Company will continue to monitor the duration and extent of the impact of the COVID-19 pandemic on its business and will continue to evaluate its current fleet and other long-lived assets for impairment accordingly.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides for, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional corporate tax benefits that are further discussed in Note 14.

Payroll Support Program

On April 22, 2020, the Company entered into a Payroll Support Program agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, the Company entered into a Warrant Agreement

(the PSP Warrant Agreement) with the Treasury, and the Company issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury provided the Company with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, the Company agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on the Company. Finally, the Company is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the U.S. Department of Transportation (DOT) and subject to exemptions granted by the DOT to the Company given the absence of demand for certain of such services.

The Note issued by Hawaiian to the Treasury was in the total principal amount of approximately $60.3 million. The Note has a ten-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, the Company issued to the Treasury a total of 509,964 warrants to purchase shares of the Company’s common stock at an exercise price of $11.82 per share (the PSP Warrants). The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company’s option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. Refer to Note 9 for additional discussion.

Economic Relief Program

On September 25, 2020 (ERP Closing Date), the Company entered into the Loan Agreement. The Loan Agreement provides for a secured term loan facility which permits the Company to borrow up to $420.0 million (the Facility). On the ERP Closing Date, the Company borrowed $45.0 million and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021, so long as, after giving effect to any further borrowing, the collateral coverage ratio is no less than 2.0 to 1.0. The proceeds from the Facility will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Loan Agreement. As a condition to the drawing under the Facility, we are required to comply with all applicable provisions of the CARES Act.

Borrowings under the Facility will initially bear interest at a variable rate per annum equal to (a) the Adjusted LIBO Rate (as defined in the Loan Agreement) plus (b) 2.50% accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with September 15, 2021), and on the Maturity Date (as defined below). The applicable interest rate for the $45 million loan drawn on the ERP Closing Date under the Facility is 2.73% per annum for the period from the ERP Closing Date through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. All advances under the Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on June 30, 2024.

The Facility is secured by (i) the Company's frequent flyer loyalty program, HawaiianMiles, including but not limited to loyalty program partner participation agreements (including rights to receive cash flows thereunder), documents, deposit accounts, securities accounts, books and records and intellectual property primarily used in connection with the loyalty program and (ii) 14 Boeing 717-200 airframes and the related 28 Rolls Royce BR715-A1-30 engines, together with their related accessories, aircraft documents and parts (collectively, the Collateral). The Facility is also subject to various financial covenants, including a minimum collateral coverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.75 to 1.00.

In connection with its entry into the Loan Agreement, the Company also entered into a warrant agreement (the ERP Warrant Agreement), with the Treasury under the ERP. Pursuant to the ERP Warrant Agreement, the Company agreed to issue warrants to purchase up to an aggregate of 3,553,299 shares of the Company's common stock (the ERP Warrants) at an exercise price of $11.82 per share (the “Exercise Price”). Pursuant to the ERP Warrant Agreement, (a) on the Closing Date, the Company issued to the Treasury an ERP Warrant to purchase up to 380,711 Warrant Shares of the Company's common stock and (b) on the date of each borrowing under the Loan Agreement, the Company will issue to the Treasury an additional ERP Warrant for a number of shares of the Company's common stock equal to 10% of such borrowing, divided by the Exercise Price. The ERP Warrants are non-voting, are freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

On October 23, 2020, the Company entered into an Amended and Restated Loan Agreement with the U.S. Treasury, providing for an increase to the Loan Agreement from $420 million to $622 million and correspondingly increased the aggregate number of ERP Warrants available to be issued up to 5,262,267.

Sale-Leaseback Transactions

During the three months ended September 30, 2020, the Company entered into sale-leaseback transactions for two A321-200 aircraft. The transactions qualified as a sale, generating an immaterial loss, and the associated assets were removed from property and equipment, net and recorded as operating lease right-of-use assets on the Company's unaudited consolidated Balance Sheets. The liabilities are recorded within current and noncurrent operating lease liabilities on the Company's unaudited Consolidated Balance Sheets.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASU 2017-04), which simplifies the measurement of goodwill, eliminating Step 2 of the goodwill impairment test. ASU 2017-04 replaces the implied fair value of goodwill method with a methodology that compares the fair value of a reporting unit with its carrying amount. The Company adopted ASU 2017-04 effective January 1, 2020. Refer to Note 2 for discussion of the goodwill impairment recorded during the first quarter of 2020.

4. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2020	2019	2020	2019
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$—	$(1,095)	$(3,075)	$(4,431)	Passenger revenue
Foreign currency derivative losses (gains)	418	—	(4,363)	—	Nonoperating Income (Expense), Other, net
Total before tax	418	(1,095)	(7,438)	(4,431)
Tax expense (benefit)	(103)	271	1,840	1,025
Total, net of tax	$315	$(824)	$(5,598)	$(3,406)
Amortization of defined benefit plan items
Actuarial loss	$1,046	$768	$2,890	$2,430	Nonoperating Income (Expense), Other, net
Prior service cost	414	56	526	168	Nonoperating Income (Expense), Other, net
Special termination benefits	5,258	—	5,258	—	Other nonoperating special items
Curtailment loss	1,753	—	1,753	—	Other nonoperating special items
Total before tax	8,471	824	10,427	2,598
Tax benefit	(1,904)	(38)	(2,388)	(424)
Total, net of tax	$6,567	$786	$8,039	$2,174
Short-term investments
Realized losses (gain) on sales of investments, net	$(283)	$(97)	$(654)	$(126)	Nonoperating Income (Expense), Other, net
Total before tax	(283)	(97)	(654)	(126)
Tax expense (benefit)	67	24	159	31
Total, net of tax	$(216)	$(73)	$(495)	$(95)
Total reclassifications for the period	$6,666	$(111)	$1,946	$(1,327)

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2020 and 2019 is as follows:

Three months ended September 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,266	$(106,694)	$2,258	$(103,170)
Other comprehensive loss before reclassifications, net of tax	(1,581)	(17,851)	(363)	(19,795)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	315	6,567	(216)	6,666
Net current-period other comprehensive loss	(1,266)	(11,284)	(579)	(13,129)
Ending balance	$—	$(117,978)	$1,679	$(116,299)

Three months ended September 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$816	$(94,610)	$707	$(93,087)
Other comprehensive income before reclassifications, net of tax	2,920	—	165	3,085
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(824)	786	(73)	(111)
Net current-period other comprehensive income	2,096	786	92	2,974
Ending balance	$2,912	$(93,824)	$799	$(90,113)

Nine months ended September 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	2,257	(17,989)	1,370	(14,362)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,598)	8,039	(495)	1,946
Net current-period other comprehensive income (loss)	(3,341)	(9,950)	875	(12,416)
Ending balance	$—	$(117,978)	$1,679	$(116,299)

Nine months ended September 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	3,001	(143)	1,496	4,354
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,406)	2,174	(95)	(1,327)
Net current-period other comprehensive income (loss)	(405)	2,031	1,401	3,027
Ending balance	$2,912	$(93,824)	$799	$(90,113)

5. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2020, there were 164,253 and 137,051 potentially dilutive shares, respectively, that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(97,099)	$80,076	$(348,375)	$174,267
Denominator:
Weighted average common stock shares outstanding - Basic	46,001	47,119	45,980	47,784
Assumed exercise of stock options and awards	—	117	—	63
Weighted average common stock shares outstanding - Diluted	46,001	47,236	45,980	47,847
Net Income (Loss) Per Share
Basic	$(2.11)	$1.70	$(7.58)	$3.65
Diluted	$(2.11)	$1.70	$(7.58)	$3.64

Stock Repurchase Program

In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under the CARES Act, it is restricted from making any stock repurchases until one year following repayment of all outstanding loans under the ERP. Accordingly, the Company will not be making any further repurchases under its current stock repurchase program.

During the three months ended September 30, 2019, the Company spent $20.0 million to repurchase and retire approximately 0.8 million shares of the Company's common stock in open market transactions. During the nine months ended September 30, 2020 and 2019, the Company spent $7.5 million and $50.7 million, respectively, to repurchase and retire approximately 260 thousand shares and 1.9 million shares, respectively, of the Company's common stock in open market transactions.

The Company had no stock repurchase activity during the three months ended September 30, 2020.

Dividends

The Company’s receipt of financial assistance under the CARES Act precludes the Company from making any further dividend payments until one year following the Company's repayment of all outstanding loans under the ERP.

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
The majority of the Company's passenger revenue is derived from passenger ticket sales. Other revenue is primarily derived from the Company's cargo operations and loyalty program. The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai`i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the DOT) are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Geographic Information	(in thousands)
Domestic	$69,838	$533,235	$526,958	$1,542,480
Pacific	6,144	221,916	168,172	581,611
Total operating revenue	$75,982	$755,151	$695,130	$2,124,091

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which is mobile across geographic markets, and therefore has not been allocated to specific geographic regions. During the three months ended September 30, 2020 and 2019, North America routes accounted for approximately 49% and 73% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$34,623	$653,424	$534,926	$1,834,853
Frequent flyer revenue, transportation component	5,154	40,839	38,082	114,137
Passenger Revenue	$39,777	$694,263	$573,008	$1,948,990

Other revenue (e.g., cargo and other miscellaneous)	$23,265	$37,725	$74,884	$110,527
Frequent flyer revenue, marketing and brand component	12,940	23,163	47,238	64,574
Other Revenue	$36,205	$60,888	$122,122	$175,101

For the three months ended September 30, 2020 and 2019, the Company's total revenue was $76.0 million and $755.2 million, respectively. As of September 30, 2020 and December 31, 2019, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $305.7 million and $426.9 million, respectively, which generally represents revenue that is expected to be realized over the next 12 months. Prior to the second quarter of 2020, passenger tickets sold and credits issued were generally valid for one year from the date of issuance or flight, as applicable. In April 2020, we announced the waiver of certain change fees and extended ticket validity for up to 24 months. Management assessed the impact of this change and believes that the classification of Air traffic liability as a current liability continues to remain appropriate. Management will continue to monitor customers' travel behavior and may adjust its estimates in the future.

During the three months ended September 30, 2020 and 2019, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $6.4 million and $367.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $254.6 million and $422.1 million, respectively.
Passenger revenue associated with unused tickets, which represents unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information to estimate breakage and applies the trend rate to the current Air traffic liability balances for that specific period. Management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.

Frequent Flyer Revenue

The Company's frequent flyer liability is recorded in Air traffic liability, Current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's unaudited Consolidated Balance Sheets based on estimated and expected redemption patterns using historical data and analysis. As of September 30, 2020, and December 31, 2019, the Company's frequent flyer liability balance was $389.6 million and $349.8 million, respectively.

	September 30, 2020	December 31, 2019
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$202,981	$174,588
Noncurrent frequent flyer deferred revenue	186,618	175,218
Total frequent flyer liability	$389,599	$349,806

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$307,500	$300,337	$7,163	$—
Short-term investments
Corporate debt securities	201,198	—	201,198	—
U.S. government and agency securities	190,908	—	190,908	—
Other fixed income securities	50,000	—	50,000	—
Total short-term investments	442,106	—	442,106	—
Fuel derivative contracts	39	—	39	—
Foreign currency derivatives	265	—	265	—
Total assets measured at fair value	$749,910	$300,337	$449,573	$—
Foreign currency derivatives	712	—	712	—
Total liabilities measured at fair value	$712	$—	$712	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$216,491	$205,943	$10,548	$—
Short-term investments
Corporate debt securities	100,713	—	100,713	—
U.S. government and agency securities	75,481	—	75,481	—
Other fixed income securities	69,405	—	69,405	—
Total short-term investments	245,599	—	245,599	—
Fuel derivative contracts	5,878	—	5,878	—
Foreign currency derivatives	4,424	—	4,424	—
Total assets measured at fair value	$472,392	$205,943	$266,449	$—
Foreign currency derivatives	593	—	593	—
Total liabilities measured at fair value	$593	$—	$593	$—

Cash equivalents. The Company's Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist primarily of debt securities. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments. Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of September 30, 2020, corporate debt securities have remaining maturities of two years or less, U.S. government and agency securities have maturities of approximately two years or less, and other fixed-income securities of one year or less.

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
September 30, 2020					December 31, 2019
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,172,399	$1,022,314	$—	$—	$1,022,314	$610,397	$605,286	$—	$—	$605,286

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar instruments.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

As discussed in Note 2 above, the Company recognized an impairment charge on its long-lived assets of approximately $30.9 million during the nine months ended September 30, 2020. The impairment charges were calculated using Level 3 fair value inputs based primarily upon forecasted future cash flows, recent market transactions, published pricing guides and our assessment of existing market conditions based on industry knowledge.

8.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2020, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2020	2019	2020	2019
	(in thousands)
Losses realized at settlement	$(2,062)	$(3,399)	$(7,899)	$(9,294)
Reversal of prior period unrealized amounts	3,287	4,936	2,488	8,181
Unrealized losses that will settle in future periods	(1,522)	(6,090)	(1,522)	(6,090)
Losses on fuel derivatives recorded as Nonoperating Expense	$(297)	$(4,553)	$(6,933)	$(7,203)

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

During the three and nine months ended September 30, 2020, the Company de-designated certain hedged transactions with maturity dates through February 2022 as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $0.5 million and $3.9 million from AOCI to nonoperating income in the period during the three and nine months ended September 30, 2020, respectively. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense. As of September 30, 2020, the Company did not have any remaining derivative instruments designated for hedge accounting.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2020

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	4,068,800 Japanese Yen 7,553 Australian Dollars	August 2021	235	(625)	(390)
	Other liabilities and deferred credits	1,430,750 Japanese Yen	February 2022	30	(87)	(57)
Fuel derivative contracts	Prepaid expenses and other	27,972 gallons	March 2021	39	—	39

Derivative position as of December 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	19,270,650 Japanese Yen 44,468 Australian Dollars	December 2020	3,787	(358)	3,429
	Long-term prepayments and other	5,487,250 Japanese Yen 8,429 Australian Dollars	December 2021	618	(193)	425
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	694,050 Japanese Yen 2,438 Australian Dollars	March 2020	19	(42)	(23)
Fuel derivative contracts	Prepaid expenses and other	97,986 gallons	December 2020	5,878	—	5,878

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency derivatives	$1,262	$(3,881)	$418	$(1,095)

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency derivatives	$3,131	$(3,904)	$(7,020)	$(4,431)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2020 and December 31, 2019.

The Company is also subject to market risk in the event that these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$214,923	$229,866
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	75,565	82,036
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	37,484	39,170
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	35,153	36,616
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	123,184	133,970
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	83,826	88,739
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	235,000	—
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	216,976	—
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	45,010	—
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	—
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	45,000	—
Unamortized debt discount and issuance costs	(21,618)	(9,870)
Total Debt	$1,150,781	$600,527
Less: Current maturities of long-term debt	(114,810)	(53,273)
Long-Term Debt, less discount	$1,035,971	$547,254

Revolving Credit Facility

In March 2020, the Company drew down $235.0 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the LIBO Rate plus a margin of 2.25% per annum. The revolving loans are secured by certain assets of Hawaiian and the Company. The Credit Agreement requires that the Company maintain $300.0 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

Payroll Support Program Note

In April 2020, the Company entered into the Note for approximately $60.3 million and agreed to issue to the Treasury a total of 509,964 warrants to purchase shares of the Company's common stock pursuant to the PSP Agreement. The proceeds under the Note and issuance of the PSP Warrants occurred over multiple tranches between April and September 2020. The Company recorded the value of the Note and the PSP Warrants on a relative fair value basis as $53.6 million in noncurrent debt and $6.7 million in additional paid in capital, respectively. See Note 2 above for further discussion of the terms of the Note.

Economic Relief Program

In September 2020, the Company entered into the Loan Agreement with the Treasury which permits the Company to borrow up to $420.0 million. As of September 30, 2020, the Company borrowed $45.0 million under the ERP and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The Company recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively. Refer to Note 2 above for further discussion of the terms of the Loan Agreement.

On October 23, 2020, the Company amended and restated its CARES Act ERP Loan Agreement with the Treasury which increases the maximum facility available to be borrowed by the Company to $622 million.

Enhanced Equipment Trust Certificates

In August 2020, the Company completed a $262.0 million offering of Class A and B pass-through certificates, Series 2020-1 utilizing a pass through trust (the 2020-1 EETC). The 2020-1 EETC is secured by two A330-200 aircraft and six A321-200neo aircraft. Details of the 2020-1 EETC is shown in the table below:

(in thousands)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2020-1 Class A Certificates	$216,976	7.375%	August 2020	September 2027
2020-1 Class B Certificates	45,010	11.250%	August 2020	September 2025
Total	$261,986

Schedule of Maturities of Long-Term Debt

As of September 30, 2020, the expected maturities of long-term debt for the remainder of 2020 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2020	$8,150
2021	116,817
2022	359,081
2023	72,393
2024	131,971
Thereafter	483,987
$1,172,399

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note and further in Note 2. We were in compliance with the covenants in these debt agreements as of September 30, 2020.

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2020	2019	2020	2019
	(in thousands)
Service cost	$2,695	$2,120	$8,029	$6,311
Other cost:
Interest cost	4,970	5,584	14,910	16,799
Expected return on plan assets	(6,293)	(5,487)	(18,865)	(16,452)
Recognized net actuarial loss	1,460	824	3,416	2,599
Total other components of the net periodic benefit cost	137	921	(539)	2,946
Curtailment loss	1,753	—	1,753	—
Special termination benefits	5,258	—	5,258	—
Net periodic benefit cost	$9,843	$3,041	$14,501	$9,257

Service costs are recorded within Wages and Benefits in the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2020 and 2019, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2020.

During the quarter ending September 30, 2020, the Company remeasured its postretirement healthcare obligation to account for retiree healthcare benefits provided to eligible participants under the Company's voluntary separation programs. As a result, the Company recorded $5.3 million in special termination benefits during the three and nine months ended September 30, 2020. The Company also recorded $1.8 million in curtailment loss during the three and nine months ended September 30, 2020.

As a result of its separation programs, the Company remeasured its postretirement plans using discount rates ranging between 2.48% and 2.81% based on the measurement date. The projected benefit obligation of the other postretirement plans increased by approximately $33.7 million and accumulated other comprehensive income gains decreased by approximately $14.3 million as a result of the plans' remeasurement.

11. Commitments and Contingent Liabilities

Commitments

As of September 30, 2020, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of September 30, 2020 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2020	$32,280	$13,692	$45,972
2021	325,876	73,649	399,525
2022	445,457	72,926	518,383
2023	250,392	67,409	317,801
2024	364,609	59,267	423,876
Thereafter	115,247	135,926	251,173
	$1,533,861	$422,869	$1,956,730

On October 26, 2020, the Company entered into the Amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in September 2022. The impact of the Amendment on the Company’s future commitments, by year, is reflected in the table below:

	Remaining in 2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Change in contractual 787 commitments	$(25,610)	$(294,898)	$(105,430)	$(80,603)	$125,123	$491,518

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2020 and December 31, 2019, there were no holdbacks held with the Company's credit card processors.

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

12. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating
Collective bargaining agreement payment (1)	$—	$—	$20,242	$—
Goodwill impairment (2)	—	—	106,662	—
Long-lived asset impairment (3)	—	—	34,014	—
Severance and benefit costs (4)	17,489	—	17,489	—
Total operating special items	$17,489	$—	$178,407	$—

Nonoperating
Special termination benefits (5)	$5,258	$—	$5,258	$—
Curtailment loss (5)	1,753	—	1,753	—
Total nonoperating special items	$7,011	$—	$7,011	$—

(1)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the nine months ended September 30, 2020, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the unaudited Consolidated Statements of Operations.

(2)As discussed in Note 2, the Company recognized a goodwill impairment charge of $106.7 million during the nine months ended September 30, 2020.

(3)As discussed in Note 2, the Company recognized an impairment of long-lived assets of $34.0 million during the nine months ended September 30, 2020.

(4)During the third quarter 2020, the Company announced and completed voluntary separation program offerings across each of its labor groups. In addition to separation payments, the Company offered its employees, based on labor group, age, and years of service, special termination benefits in the form of retiree healthcare benefits as discussed below. The election and revocation windows for these programs closed during the quarter. Additionally, the Company announced involuntary separations and temporary leave programs, the majority of which were effective October 1, 2020. Combined, the separation and temporary leave programs represented a reduction of approximately 32% of the Company's workforce. The Company recorded $17.5 million during the three and nine months ended September 30, 2020 related to the workforce reduction and separation programs.

(5)During the three and nine months ended September 30, 2020, the Company recorded $7.0 million in special termination benefits and curtailment losses related to the Company's pension and other postretirement benefit plans in connection with its voluntary separation programs. See Note 10 for additional information.

13. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019
Investing and Financing Activities Not Affecting Cash:	(in thousands)
Property and equipment acquired through a finance lease	$—	$6,567
Right-of-use assets acquired under operating leases	75,667	5,435

14. Income Taxes

The Company's effective tax rate was 32.4% and 26.2% for the three months ended September 30, 2020 and 2019, respectively, and 26.1% and 26.5% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates represent a blend of federal and state taxes and includes the impact of certain nondeductible items.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic as discussed in Note 2. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs.

The effective tax rate for the three and nine months ended September 30, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and estimates the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the CARES Act. The Company will continue to monitor the updates on guidance issued with respect to the CARES Act.

15. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by pass-through trusts formed by Hawaiian (which is also referred to in this Note 15 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 15 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$76,090	$3,114	$(3,222)	$75,982
Operating Expenses:
Wages and benefits	—	19,494	—	—	19,494
Aircraft fuel, including taxes and delivery	—	14,544	—	—	14,544
Maintenance, materials and repairs	—	18,027	1,187	(550)	18,664
Aircraft and passenger servicing	—	5,140	—	—	5,140
Commissions and other selling	(25)	5,221	6	(1)	5,201
Aircraft rent	—	26,182	48	—	26,230
Other rentals and landing fees	—	14,175	9	(28)	14,156
Depreciation and amortization	—	35,726	1,008	—	36,734
Purchased services	39	25,184	296	(2,641)	22,878
Special items	—	17,489	—	—	17,489
Other	1,439	14,503	585	(2)	16,525
Total	1,453	195,685	3,139	(3,222)	197,055
Operating Loss	(1,453)	(119,595)	(25)	—	(121,073)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(95,952)	—	—	95,952	—
Other nonoperating special items	—	(7,011)	—	—	(7,011)
Interest expense and amortization of debt discounts and issuance costs	—	(11,596)	—	—	(11,596)
Interest income	1	1,941	—	—	1,942
Capitalized interest	—	831	—	—	831
Losses on fuel derivatives	—	(297)	—	—	(297)
Other, net	—	(6,380)	—	—	(6,380)
Total	(95,951)	(22,512)	—	95,952	(22,511)
Loss Before Income Taxes	(97,404)	(142,107)	(25)	95,952	(143,584)
Income tax benefit	(305)	(46,175)	(5)	—	(46,485)
Net Income	$(97,099)	$(95,932)	$(20)	$95,952	$(97,099)
Comprehensive Loss	$(110,228)	$(109,061)	$(20)	$109,081	$(110,228)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$754,608	$649	$(106)	$755,151
Operating Expenses:
Wages and benefits	—	182,862	—	—	182,862
Aircraft fuel, including taxes and delivery	—	138,586	—	—	138,586
Maintenance, materials and repairs	—	58,056	3,307	—	61,363
Aircraft and passenger servicing	—	41,762	—	—	41,762
Commissions and other selling	—	33,310	17	(36)	33,291
Aircraft rent	—	30,365	169	—	30,534
Depreciation and amortization	—	39,853	1,743	—	41,596
Other rentals and landing fees	—	33,345	—	—	33,345
Purchased services	70	32,803	263	(16)	33,120
Other	1,576	40,099	435	(54)	42,056
Total	1,646	631,041	5,934	(106)	638,515
Operating Income (Loss)	(1,646)	123,567	(5,285)	—	116,636
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	81,379	—	—	(81,379)	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,438)	—	—	(6,438)
Interest income	4	3,144	—	—	3,148
Capitalized interest	—	1,171	—	—	1,171
Losses on fuel derivatives	—	(4,553)	—	—	(4,553)
Other, net	(8)	(1,437)	—	—	(1,445)
Total	81,375	(8,113)	—	(81,379)	(8,117)
Income (Loss) Before Income Taxes	79,729	115,454	(5,285)	(81,379)	108,519
Income tax expense (benefit)	(347)	29,899	(1,109)	—	28,443
Net Income (Loss)	$80,076	$85,555	$(4,176)	$(81,379)	$80,076
Comprehensive Income (Loss)	$83,050	$88,529	$(4,176)	$(84,353)	$83,050

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$694,755	$10,347	$(9,972)	$695,130
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	135,025	—	—	135,025
Wages and benefits	—	238,077	—	—	238,077
Aircraft rent	—	77,128	(8)	—	77,120
Maintenance materials and repairs	—	89,992	4,359	(1,284)	93,067
Aircraft and passenger servicing	—	46,459	—	—	46,459
Commissions and other selling	(6)	34,833	63	(46)	34,844
Depreciation and amortization	—	110,558	4,958	—	115,516
Other rentals and landing fees	—	57,672	9	(82)	57,599
Purchased services	189	84,516	849	(8,548)	77,006
Special items	—	147,570	30,837	—	178,407
Other	4,306	74,178	1,671	(12)	80,143
Total	4,489	1,096,008	42,738	(9,972)	1,133,263
Operating Loss	(4,489)	(401,253)	(32,391)	—	(438,133)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(344,832)	—	—	344,832	—
Other nonoperating special items	—	(7,011)	—	—	(7,011)
Interest expense and amortization of debt discounts and issuance costs	—	(26,612)		—	(26,612)
Interest income	4	7,724	—	—	7,728
Capitalized interest	—	2,583	—	—	2,583
Losses on fuel derivatives	—	(6,933)	—	—	(6,933)
Other, net	—	(2,910)	(5)	—	(2,915)
Total	(344,828)	(33,159)	(5)	344,832	(33,160)
Loss Before Income Taxes	(349,317)	(434,412)	(32,396)	344,832	(471,293)
Income tax benefit	(942)	(115,173)	(6,803)	—	(122,918)
Net Loss	$(348,375)	$(319,239)	$(25,593)	$344,832	$(348,375)
Comprehensive Loss	$(360,791)	$(331,655)	$(25,593)	$357,248	$(360,791)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,122,368	$2,063	$(340)	$2,124,091
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	405,290	—	—	405,290
Wages and benefits	—	537,997	—	—	537,997
Aircraft rent	—	91,564	209	—	91,773
Maintenance materials and repairs	—	176,131	6,408	—	182,539
Aircraft and passenger servicing	—	120,303	—	—	120,303
Commissions and other selling	11	96,655	58	(126)	96,598
Depreciation and amortization	—	114,254	5,020	—	119,274
Other rentals and landing fees	—	95,750	27	—	95,777
Purchased services	194	97,463	696	(47)	98,306
Other	4,714	112,159	1,335	(167)	118,041
Total	4,919	1,847,566	13,753	(340)	1,865,898
Operating Income (Loss)	(4,919)	274,802	(11,690)	—	258,193
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	178,139	—	—	(178,139)	—
Interest expense and amortization of debt discounts and issuance costs	—	(21,252)	(16)	—	(21,268)
Interest income	25	9,180	—	—	9,205
Capitalized interest	—	3,713	—	—	3,713
Losses on fuel derivatives	—	(7,203)	—	—	(7,203)
Other, net	(8)	(5,538)	(7)	—	(5,553)
Total	178,156	(21,100)	(23)	(178,139)	(21,106)
Income (Loss) Before Income Taxes	173,237	253,702	(11,713)	(178,139)	237,087
Income tax expense (benefit)	(1,030)	66,309	(2,459)	—	62,820
Net Income (Loss)	$174,267	$187,393	$(9,254)	$(178,139)	$174,267
Comprehensive Income (Loss)	$177,294	$190,420	$(9,254)	$(181,166)	$177,294

Condensed Consolidating Balance Sheets
September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,452	$518,402	$9,148	$—	$537,002
Short-term investments	—	442,106	—	—	442,106
Accounts receivable, net	—	30,533	244	(671)	30,106
Income taxes receivable	—	67,758	—	—	67,758
Spare parts and supplies, net	—	36,621	—	—	36,621
Prepaid expenses and other	124	54,748	46	—	54,918
Total	9,576	1,150,168	9,438	(671)	1,168,511
Property and equipment at cost	—	2,912,019	68,125	—	2,980,144
Less accumulated depreciation and amortization	—	(831,355)	(27,571)	—	(858,926)
Property and equipment, net	—	2,080,664	40,554	—	2,121,218
Operating lease right-of-use assets	—	647,288	—	—	647,288
Long-term prepayments and other	50	146,101	468	—	146,619
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	569,107	—	(569,107)	—
Investment in consolidated subsidiaries	1,266,361	—	504	(1,266,865)	—
TOTAL ASSETS	$1,275,987	$4,606,328	$51,464	$(1,836,643)	$4,097,136
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$947	$93,885	$1,999	$(671)	$96,160
Air traffic liability and current frequent flyer deferred revenue	—	509,326	6,098	—	515,424
Other accrued liabilities	—	132,545	189	—	132,734
Current maturities of long-term debt, less discount	—	114,810	—	—	114,810
Current maturities of finance lease obligations	—	21,618	—	—	21,618
Current maturities of operating leases	—	81,881	—	—	81,881
Total	947	954,065	8,286	(671)	962,627
Long-term debt	—	1,035,971	—	—	1,035,971
Intercompany payable	557,825	—	11,282	(569,107)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	126,159	—	—	126,159
Noncurrent operating leases	—	524,172	—	—	524,172
Accumulated pension and other post-retirement benefit obligations	—	223,907	—	—	223,907
Other liabilities and deferred credits	—	77,748	1,101	—	78,849
Noncurrent frequent flyer deferred revenue	—	186,618	—	—	186,618
Deferred tax liabilities, net	—	241,618	—	—	241,618
Total	—	1,380,222	1,101	—	1,381,323
Shareholders’ equity	717,215	1,236,070	30,795	(1,266,865)	717,215
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,275,987	$4,606,328	$51,464	$(1,836,643)	$4,097,136

Condensed Consolidating Balance Sheets
December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,228	$362,933	$8,895	$—	$373,056
Short-term investments	—	245,599	—	—	245,599
Accounts receivable, net	—	95,141	3,188	(949)	97,380
Income taxes receivable, net	—	64,192	—	—	64,192
Spare parts and supplies, net	—	37,630	—	—	37,630
Prepaid expenses and other	90	56,743	16	—	56,849
Total	1,318	862,238	12,099	(949)	874,706
Property and equipment at cost	—	2,987,222	92,094	—	3,079,316
Less accumulated depreciation and amortization	—	(739,930)	(22,614)	—	(762,544)
Property and equipment, net	—	2,247,292	69,480	—	2,316,772
Operating lease right-of-use assets	—	632,545	—	—	632,545
Long-term prepayments and other	—	182,051	387	—	182,438
Goodwill and other intangible assets, net	—	119,663	500	—	120,163
Intercompany receivable	—	550,075	—	(550,075)	—
Investment in consolidated subsidiaries	1,619,949	—	504	(1,620,453)	—
TOTAL ASSETS	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$139,764	$9,404	$(949)	$148,748
Air traffic liability and current frequent flyer deferred revenue	—	600,851	5,833	—	606,684
Other accrued liabilities	—	161,125	305	—	161,430
Current maturities of long-term debt, less discount	—	53,273	—	—	53,273
Current maturities of finance lease obligations	—	21,857	—	—	21,857
Current maturities of operating leases	—	83,224	—	—	83,224
Total	529	1,060,094	15,542	(949)	1,075,216
Long-term debt	—	547,254	—	—	547,254
Intercompany payable	538,942	—	11,133	(550,075)	—
Other liabilities and deferred credits:					0
Noncurrent finance lease obligations	—	141,861	—	—	141,861
Noncurrent operating leases	—	514,685	—	—	514,685
Accumulated pension and other post-retirement benefit obligations	—	203,596	—	—	203,596
Other liabilities and deferred credits	—	96,338	1,096	—	97,434
Noncurrent frequent flyer deferred revenue	—	175,218	—	—	175,218
Deferred tax liabilities, net	—	289,564	—	—	289,564
Total	—	1,421,262	1,096	—	1,422,358
Shareholders’ equity	1,081,796	1,565,254	55,199	(1,620,453)	1,081,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$4,111	$(177,272)	$(321)	$—	$(173,482)
Cash Flows From Investing Activities:
Net payments to affiliates	(7,850)	(24,921)	(66)	32,837	—
Additions to property and equipment, including pre-delivery deposits	—	(94,565)	(7,210)	—	(101,775)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	114,000	—	—	114,000
Purchases of investments	—	(408,955)	—	—	(408,955)
Sales of investments	—	214,469	—	—	214,469
Net cash used in investing activities	(7,850)	(199,972)	(7,276)	32,837	(182,261)
Cash Flows From Financing Activities:
Long-term borrowings	—	602,264	—	—	602,264
Repayments of long-term debt and finance lease obligations	—	(64,686)	—	—	(64,686)
Debt issuance costs	—	(3,506)	—	—	(3,506)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	24,987	—	7,850	(32,837)	—
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Other	—	(1,359)	—	—	(1,359)
Net cash provided by financing activities	11,963	532,713	7,850	(32,837)	519,689
Net increase (decrease) in cash and cash equivalents	8,224	155,469	253	—	163,946
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$9,452	$518,402	$9,148	$—	$537,002

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(587)	$462,734	$(5,252)	$—	$456,895
Cash Flows From Investing Activities:
Net payments to affiliates	(10,350)	(75,273)	—	85,623	—
Additions to property and equipment, including pre-delivery deposits	—	(274,786)	(5,502)	—	(280,288)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	9,045	—	—	9,045
Purchases of investments	—	(265,705)	—	—	(265,705)
Sales of investments	—	267,464	—	—	267,464
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(10,350)	(345,530)	(5,502)	85,623	(275,759)
Cash Flows From Financing Activities:
Long-term borrowings	—	227,889	—	—	227,889
Repayments of long-term debt and finance lease obligations	—	(95,350)	(6)	—	(95,356)
Debt issuance costs	—	(1,162)	—	—	(1,162)
Dividend payments	(17,206)	—	—	—	(17,206)
Net payments from affiliates	75,273	—	10,350	(85,623)	—
Repurchases of Common Stock	(50,690)	—	—	—	(50,690)
Other	—	(1,026)	—	—	(1,026)
Net cash provided by financing activities	7,377	130,351	10,344	(85,623)	62,449
Net increase (decrease) in cash and cash equivalents	(3,560)	247,555	(410)	—	243,585
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$1,594	$502,834	$7,734	$—	$512,162

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; future borrowings and obligations under CARES Act programs; the impact of Essential Air Service requirements on our flight schedule, the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2020; expected salary and related costs; estimates for daily cash burn; our expected fleet as of September 30, 2021; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting efforts related to the COVID-19 pandemic will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that the quarantine, restrictions on travel and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai`i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. As described below under "Impact of COVID-19," since February 2020, we have temporarily reduced our Scheduled Operations. We are the largest airline headquartered in the State of Hawai`i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2020, the latest available data. As of September 30, 2020, we had 7,087 active employees before giving effect to voluntary and involuntary separation programs discussed in detail below.

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

September 2020 Quarterly Financial Overview

•GAAP net loss in the third quarter of $97.1 million, or $2.11 per diluted share. Adjusted net loss in the third quarter of $172.7 million, or $3.76 per diluted share

•Total revenue in the third quarter was $76.0 million, down 89.9% as compared to the same period in 2019

•Unrestricted cash, cash equivalents and short-term investments of $979.1 million as of September 30, 2020

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of Non-GAAP measures.

Impact of COVID-19

Due to the rapid and unprecedented spread of COVID-19, what began with our suspension of service to South Korea and Japan in late February accelerated in March when governments instituted requirements of self-isolation or quarantine for incoming travel. This was followed by the announcement in March 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai`i. These restrictions, combined with the ongoing spread and impact of the COVID-19 pandemic globally, have continued to suppress customer demand, which continues at historically low levels.

Despite the easing of travel restrictions in recent months in the United States, restrictions for travel to and within the State of Hawai`i as well as travel to and from various international locations, including those in our network, remains in effect. In September 2020, the Governor of the State of Hawai`i announced that a program allowing travelers coming to Hawai`i from the mainland U.S. to bypass the quarantine requirement with the proof of a negative COVID-19 test from a state-approved testing partner would begin on October 15, 2020. Following this announcement, the Company saw increases in bookings and has slowly begun rebuilding its Neighbor Island and North America flight schedule commensurate with anticipated increases in demand.

The exact timing and pace of the recovery of passenger demand continues to remain uncertain. Certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents.

In response to the COVID-19 pandemic, we have implemented enhanced safety protocols focusing on our staff and guests, while at the same time working to mitigate the impact of the pandemic on our financial position and operations.

Guest and Employee Experience. We have enhanced cleaning procedures and revised guest-facing procedures in an effort to minimize the risk of transmission of COVID-19. These procedures are in line with current recommendations from leading public health authorities and include:

•Performing enhanced aircraft cleaning between flight and during overnight, including recurring electrostatic spraying of all aircraft.
•Frequent cleaning and disinfecting of counters and self-service check-in kiosks in our airports.
•Ensuring hand sanitizers are readily available for guests at airports we serve.
•Requiring guests and guest facing employees to wear a face mask or covering, with guests required to keep them on from check-in to deplaning.
•Modifying boarding and deplaning processes and limiting the capacity of available seats on all aircraft to approximately 70% of normalized capacity through December 15th.
•Modifying in-flight service to reduce close interactions between crew members and guests.
•Eliminating change fees on all domestic and international flights in order to provide guests with travel flexibility across our network.
•Launching a program to offer guests pre-travel COVID-19 testing through mail-in kits and proprietary drive-through testing labs in select U.S. mainland gateways.

Capacity Impacts. In response to the reduced passenger demand as a result of the COVID-19 pandemic, we significantly reduced system capacity late in the first quarter of 2020 to a level that maintained essential services while aligning capacity with expected passenger demand. For the quarter and year ended September 30, 2020, system capacity was reduced 86.5% and 60.2%, respectively, as compared to the same periods in 2019. In connection with this reduction, we temporarily parked approximately 29% of our fleet as of September 30, 2020.

Expense Management. In response to the reduction in revenue, we have implemented and will continue to implement, cost savings and liquidity measures, including:

•In the first quarter 2020, we instituted a temporary hiring freeze, except with respect to operationally critical and essential positions.
•We reduced capital expenditures for 2020 and continue to evaluate non-essential, non-aircraft capital expenditures. During the three and nine months ended September 30, 2020, capital expenditures were approximately $7.8 million and $101.8 million, respectively.
•Our officers reduced their base salaries between 10% and 50% through September 30, 2020. Members of our Board of Directors also temporarily reduced their compensation.
•During the third quarter of 2020, we announced and completed voluntary separation and temporary leave programs across each of our labor groups. Additionally, we completed involuntary separations, the majority of which were effective October 1, 2020. Combined, separation and temporary leave programs resulted in an approximately 32% reduction of our total workforce.
•On October 26, 2020, we entered into the Amendment related to our Boeing 787-9 purchase agreement with Boeing, which provides for, among other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery now scheduled in September 2022. Refer to Note 11 for additional discussion, including the impact of this amendment on our future financial commitments.

We may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and quickly-changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions.

Cash Flow and Liquidity Management. Our cash, cash equivalents and short-term investments as of September 30, 2020 was $979.1 million as a result of various actions taken to increase liquidity and strengthen financial position during the nine months ended September 30, 2020, including, but not limited to:

•During the first quarter of 2020, we fully drew down our previously undrawn $235.0 million revolving credit facility. Refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion.
•During the first quarter of 2020, we suspended our stock repurchase program and on April 22, 2020, we suspended dividend payments.
•During the second and third quarters of 2020, we received $240.6 million in grants and $60.3 million in loans pursuant to the CARES Act PSP, as discussed in further detail below.
•During the third quarter 2020, we entered into the Loan Agreement with the Treasury pursuant to the ERP under the CARES to provide for a secured term loan which permits us to borrow up to $420.0 million. As of September 30,

2020, we had borrowed $45.0 million under the program. On October 23, 2020, we amended and restated our Loan Agreement with the Treasury to increase the maximum facility available to be borrowed by the Company to $622 million.
•During the third quarter 2020, we completed $376.0 million in financings secured by aircraft, including the issuance of enhanced equipment trust certificates and two sale and lease track transactions. See Note 2 and Note 9 in the Notes to Consolidated Financial Statements for more information on our financing activities during the three and nine months ended September 30, 2020.

We will continue to explore and pursue options to raise additional financing as opportunities arise.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits that are further discussed in Note 14 in the Notes to Consolidated Financial Statements.

Payroll Support Program (PSP)

On April 22, 2020, Hawaiian entered into a PSP Agreement with the Treasury under the CARES Act. In connection with the PSP Agreement, we entered into a PSP Warrant Agreement with the Treasury and Hawaiian issued the Note to the Treasury. Pursuant to the PSP Agreement, the Treasury provided Hawaiian with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, Hawaiian agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on us. Finally, Hawaiian is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted by the DOT to us given the absence of demand for certain of such services.

The Note issued by Hawaiian to the Treasury was in the principal amount of approximately $60.3 million. The Note has a ten-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we issued to the Treasury a total of 509,964 PSP Warrants at an exercise price of $11.82 per share. The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

Economic Relief Program (ERP)

On September 25, 2020, we entered into the Loan Agreement, which provides for a secured term loan facility permitting us to borrow up to $420.0 million. On the ERP Closing Date, we borrowed $45.0 million and may, at our option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021, so long as, after giving effect to any further borrowing, the collateral coverage ratio is no less than 2.0 to 1.0. As a condition to the drawing under the Facility, we are required to comply with all applicable provisions of the CARES Act.

Borrowings under the Facility will initially bear interest at a variable rate per annum equal to (a) the Adjusted LIBO Rate (as defined in the Loan Agreement) plus (b) 2.50%. Accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with September 15, 2021), and on the Maturity Date. The applicable interest rate for the $45.0 million loan drawn on the ERP Closing Date under the Facility is 2.73% per annum for the period from the ERP Closing Date through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. All advances under the Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on June 30, 2024.

The Facility is secured by our frequent flyer loyalty program, HawaiianMiles, and certain aircraft, including 14 Boeing 717-200 airframes and the related 28 Rolls Royce BR715-A1-30 engines, together with their related accessories, aircraft documents and parts. The Facility is also subject to various financial covenants, including a minimum collateral coverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.75 to 1.00. Additionally, the ERP limits executive compensation and suspends payment of dividends and stock repurchases through one year following the repayment of the ERP outstanding loan balance.

In connection with our entry into the Loan Agreement, we entered into an ERP warrant agreement with the Treasury. Pursuant to the ERP Warrant Agreement, we agreed to issue ERP Warrants to purchase up to an aggregate of 3,553,299 shares of our common stock at an exercise price of $11.82 per share. Pursuant to the ERP Warrant Agreement, (a) on the ERP Closing Date, we issued to the Treasury an ERP Warrant to purchase up to 380,711 shares of our common stock and (b) on the date of each borrowing under the Loan Agreement, we will issue to the Treasury an additional ERP Warrant for a number of shares of our common stock equal to 10% of such borrowing, divided by the Exercise Price. The ERP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

On October 23, 2020, we amended and restated our Loan Agreement with the Treasury under the ERP to increase the maximum facility available to be borrowed by the Company to $622 million.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provides for the carryback of additional net operating losses to 2016 and 2017, which will result in tax benefits for those years.

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. As of September 30, 2020, we have temporarily parked 26 aircraft. The table below summarizes our total fleet as of September 30, 2019 and 2020, respectively and our expected fleet as of September 30, 2021 (based on existing executed agreements as of September 30, 2020):

	September 30, 2019			September 30, 2020			September 30, 2021
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo (3)	2	13	15	4	14	18	4	14	18
787-9 (4)	—	—	—	—	—	—	—	2	2
717-200	5	15	20	5	14	19	5	14	19
ATR 42-500 (5)	—	4	4	—	4	4	—	4	4
ATR 72-200 (5)	—	3	3	—	4	4	—	4	4
Total	19	47	66	21	48	69	21	50	71

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    We took delivery of the last firm order Airbus A321-200 aircraft in the second quarter of 2020.

(4)    In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. On October 26, 2020, the Company entered into an amendment the purchase agreement, which revises our delivery schedule to between 2022 through 2026. Refer to Note 11 for additional discussion.

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

Results of Operations

For the three months ended September 30, 2020, we generated a net loss of $97.1 million, or $2.11 per diluted share, compared to net income of $80.1 million, or $1.70 per diluted share, for the same period in 2019. For the nine months ended September 30, 2020, we generated a net loss of $348.4 million, or $7.58 per diluted share, compared to net income of $174.3 million, or $3.64 per diluted share, for the same period in 2019.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	331		3,066		2,873		8,843
Revenue passenger miles (RPM)	181,878		4,673,734		3,988,435		13,288,823
Available seat miles (ASM)	711,151		5,321,812		6,095,612		15,325,559
Passenger revenue per RPM (Yield)	21.87	¢	14.85	¢	14.37	¢	14.67	¢
Passenger load factor (RPM/ASM)	25.6%		87.8%		65.4%		86.7%
Passenger revenue per ASM (PRASM)	5.59	¢	13.05	¢	9.40	¢	12.72	¢
Total Operations (a):
Revenue passengers flown	332		3,072		2,877		8,853
RPM	185,788		4,679,632		3,995,644		13,300,090
ASM	718,405		5,331,914		6,107,424		15,341,510
Operating revenue per ASM (RASM)	10.58	¢	14.16	¢	11.38	¢	13.85	¢
Operating cost per ASM (CASM)	27.43	¢	11.98	¢	18.56	¢	12.16	¢
CASM excluding aircraft fuel, gain on sale of aircraft, and special items (b)	40.94	¢	9.38	¢	17.36	¢	9.53	¢
Aircraft fuel expense per ASM (c)	2.02	¢	2.60	¢	2.22	¢	2.64	¢
Revenue block hours operated	12,388		56,088		71,743		162,556
Gallons of aircraft fuel consumed	13,394		69,749		84,975		201,547
Average cost per gallon of aircraft fuel (c)	$1.09		$1.99		$1.59		$2.01

(a)    Includes the operations of our contract carrier under a capacity purchase agreement.
(b)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2020, operating revenue decreased by $679.2 million, or 89.9%, and $1,429.0 million, or 67.3%, respectively, as compared to the same period in 2019, driven by decreased passenger and other revenue primarily related to the ongoing impacts of the COVID-19 pandemic and discussed further below:

Passenger revenue

For the three and nine months ended September 30, 2020, passenger revenue decreased by $654.5 million, or 94.3%, and $1,376.0 million, or 70.6%, respectively, as compared to the same periods in 2019. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended September 30, 2020
(in thousands)	Three months ended September 30, 2020	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$38,527	(92.3)%	33.9%	(94.2)%	(80.1)%	(64.3)%
International	1,250	(99.4)	(100.0)	(100.0)	(100.0)	(100.0)
Total scheduled	$39,777	(94.3)%	47.3%	(96.1)%	(86.6)%	(53.8)%

		Increase (Decrease) vs. Nine Months Ended September 30, 2020
(in thousands)	Nine months ended September 30, 2020	Passenger Revenue	Yield	RPMs	ASM	PRASM
Domestic	$431,605	(70.1)%	(3.7)%	(68.9)%	(55.8)%	(35.7)%
International	141,403	(72.1)	1.0	(72.4)	(69.6)	(10.0)
Total scheduled	$573,008	(70.6)%	(2.0)%	(70.0)%	(60.2)%	(30.8)%

Domestic passenger revenue during the three months ended September 30, 2020 decreased 92.3% on a capacity reduction of 80.1% as compared to the same period in 2019, while domestic passenger revenue during the nine months ended September 30, 2020 decreased 70.1% on a capacity reduction of 55.8% as compared to the same period in 2019. The decline in both periods was driven by the ongoing impacts of the COVID-19 pandemic.

Despite the easing of travel restrictions in the United States, restrictions for travel to and within the State of Hawai`i as well as travel to and from various international locations, including those in our network, remains in effect. In September 2020, the Governor of the State of Hawai`i announced that a program allowing travelers from the mainland U.S. coming to Hawai`i to bypass the quarantine requirement with proof of a negative COVID-19 test, from a state-approved provider, would begin on October 15, 2020. Following this announcement, we saw increases in bookings and have slowly begun rebuilding our Neighbor Island and North America flight schedule commensurate with the anticipated increases in demand. The exact timing and pace of the recovery remain uncertain. In each of our markets, we continue to monitor travel directives and customer demand and will adjust capacity and flight schedules accordingly.

International passenger revenue during the three months ended September 30, 2020 decreased 99.4% on a capacity reduction of 100.0% as compared to the same period in 2019. International passenger revenue during the nine months ended September 30, 2020 decreased 72.1% on a capacity reduction of 69.6% as compared to the same period in 2019. In late March 2020, we suspended all international flights in response to the COVID-19 pandemic. We expect this significantly lower demand environment to continue through the remainder of 2020 and into at least early 2021, with improvement expected to lag behind the domestic demand recovery, once government travel restrictions begin to lift and customer demand starts to return.

Other Operating Revenue

For the three and nine months ended September 30, 2020, Other operating revenue decreased by $24.7 million and $53.0 million, or 40.5% and 30.3%, respectively, as compared to the same periods in 2019, driven by reductions in cargo and loyalty program revenue as a result of the COVID-19 pandemic. Cargo revenue decreased $6.4 million and $19.5 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 due to reduced volumes as a result of the impacts of the COVID-19 pandemic. Loyalty revenue, primarily comprised of brand and marketing performance obligations, decreased $13.4 million and $23.0 million, respectively, during the three and nine months ended September 30, 2020, as compared to the same periods in 2019, as a result of reduced credit card spend. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services which, collectively, declined during the three and nine months ended September 30, 2020 by approximately $4.9 million and $10.5 million, respectively, as compared to the same periods in 2019, as a result of our reduced operations.

Operating Expense

Operating expenses were $197.1 million and $638.5 million for the three months ended September 30, 2020 and 2019, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2020, as compared to the same period in 2019, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019		Increase / (decrease) for the six months ended September 30, 2020 compared to the nine months ended September 30, 2019
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$(163,368)	(89.3)%	$(299,920)	(55.7)%
Aircraft fuel, including taxes and delivery	(124,042)	(89.5)	(270,265)	(66.7)
Maintenance, materials and repairs	(42,699)	(69.6)	(89,472)	(49.0)
Aircraft and passenger servicing	(36,622)	(87.7)	(73,844)	(61.4)
Commissions and other selling	(28,090)	(84.4)	(61,754)	(63.9)
Aircraft rent	(4,304)	(14.1)	(14,653)	(16.0)
Other rentals and landing fees	(19,189)	(57.5)	(38,178)	(39.9)
Depreciation and amortization	(4,862)	(11.7)	(3,758)	(3.2)
Purchased services	(10,242)	(30.9)	(21,300)	(21.7)
Special items	17,489	100.0	178,407	100.0
Other	(25,531)	(60.7)	(37,898)	(32.1)
Total	$(441,460)	(69.1)%	$(732,635)	(39.3)%

Wages and benefits

Wages and benefits expense decreased by $163.4 million, or 89.3% and $299.9 million, or 55.7%, for the three and nine months ended September 30, 2020 as compared to the prior year period. The decrease was primarily attributed to the recognition of approximately $129.1 million and $240.6 million in contra-expense related to the grant portion of PSP funding during the three and nine months ended September 30, 2020, and is being recorded in proportion to estimated wage and benefits expense over the period it covers. Additionally, in March 2020, we instituted a temporary hiring freeze, reduced officer salaries between 10% and 50% through September 2020, and instituted various voluntary and involuntary leave programs.

During the third quarter, we announced and completed voluntary separation program offerings across all of our labor groups. Additionally, we announced involuntary workforce reductions, the majority of which were effective October 1, 2020. Combined with our voluntary leave programs, this represents approximately 32% of our total workforce as of September 30, 2020. As a result, we expect salaries and related costs to decline in the fourth quarter of 2020 and into 2021 as compared to the respective prior year periods.

Aircraft fuel

Aircraft fuel expense decreased during the three and nine months ended September 30, 2020, as compared to the prior year period, primarily due to a decrease in the average fuel price per gallon combined with decreased consumption, as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$14,544	$138,586	(89.5)%	$135,025	$405,290	(66.7)%
Fuel gallons consumed	13,394	69,749	(80.8)%	84,975	201,547	(57.8)%
Average fuel price per gallon, including taxes and delivery	$1.09	$1.99	(45.2)%	$1.59	$2.01	(20.9)%

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

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$14,544	$138,586	(89.5)%	$135,025	$405,290	(66.7)%
Realized losses on settlement of fuel derivative contracts	2,062	3,399	(39.3)%	7,899	9,294	(15.0)%
Economic fuel expense	$16,606	$141,985	(88.3)%	$142,924	$414,584	(65.5)%
Fuel gallons consumed	13,394	69,749	(80.8)%	84,975	201,547	(57.8)%
Economic fuel costs per gallon	$1.24	$2.04	(39.2)%	$1.68	$2.06	(18.4)%

Maintenance, materials and repairs

Maintenance, materials and repairs expense decreased by $42.7 million, or 69.6%, and $89.5 million, or 49.0%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease is primarily attributed to reductions in variable-related maintenance costs commensurate with capacity reductions during the periods in response to the COVID-19 pandemic. We expect maintenance, materials and repairs expense to decline in the fourth quarter of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $36.6 million, or 87.7%, and $73.8 million, or 61.4%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. We expect aircraft and passenger servicing expense to decline in the fourth quarter of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Commissions and other selling expenses

Commissions and other selling expenses decreased by $28.1 million, or 84.4%, and $61.8 million, or 63.9%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in commissions and other selling expense during the three and nine months ended September 30, 2020 was primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect commissions and other selling expenses to decline in the fourth quarter of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Aircraft rent

Aircraft rent expense decreased by $4.3 million, or 14.1%, and $14.7 million, or 16.0% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in both periods was primarily attributed to lease extensions entered into for certain of our A330-200 and Boeing 717-200 aircraft in the second half of 2019, resulting in more favorable lease rates extended over periods ranging between two to eight years. Refer to Note 10 in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K filed on February 12, 2020. Additionally, in July 2020, we completed two sale-leaseback transactions. The transactions qualified as a sale, generating an immaterial loss, and the associated assets were removed from our unaudited Consolidated Balance Sheets within property and equipment, net and recorded as operating lease right-of-use assets.

Other rentals and landing fees

Other rentals and landing fees decreased by $19.2 million, or 57.5%, and $38.2 million, or 39.9% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the three and nine months ended September 30, 2020. We expect other rentals and landing fees to decline in the fourth quarter of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Purchased services

Purchased services decreased by $10.2 million, or 30.9%, and $21.3 million, or 21.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease in purchased services expense is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect purchased services expense to decline in the fourth quarter of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Special items

During the three and nine months ended September 30, 2020, we recognized approximately $24.5 million and $185.4 million of special items, respectively, comprised of the following:

•In March 2020, we reached an agreement in principle with our flight attendants, represented by the AFA, on a new five-year contract that runs through April 2025. On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flight attendants upon retirement. During the first quarter, we recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and recognized this as a special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of wages and benefits in the unaudited Consolidated Statements of Operations.

•During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. We qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

•During the second quarter of 2020, we recorded special items of $34.0 million comprised of the following; (a) an impairment charge of $27.5 million to fair value our ATR-42 and ATR-72 fleets, (b) an impairment charge of $3.4 million to fair value our commercial real estate assets; and (c) an approximately $3.1 million write-off for discontinued software-related projects as a result of the COVID-19 pandemic.

•During the third quarter 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation and temporary leave programs, the majority of which were effective October 1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $7.0 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.

Other expense

The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the three and nine months ended September 30, 2020. We expect other expense to decline in the fourth quarter 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Nonoperating Income (Expense)

Net nonoperating expense increased by $14.4 million, or 177.3%, and $12.1 million, or 57.1% during the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The increase in expense was primarily attributed to the movement of realized and unrealized gains and losses associated with our fuel and foreign currency derivative instruments, which are not designated for hedge accounting under ASC 815 and the movement of unrealized gains and losses on our debt instruments denominated in foreign currency.

Income Taxes

Our effective tax rate was 32.4% and 26.2% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and nine months ended September 30, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods which were carried back to prior years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $979.1 million as of September 30, 2020, compared to $618.7 million as of December 31, 2019. As a result of the COVID-19 pandemic, we have taken, and are continuing to take, actions to increase liquidity and augment our financial position, which include:

•On March 16, 2020, we drew down fully from our previously undrawn $235.0 million revolving credit facility;
•We suspended dividend payments, and our stock repurchase program;
•We received $240.6 million in grants and $60.3 million in loans pursuant to the PSP under the CARES Act;
•In September 2020, we entered into the Loan Agreement with the Treasury to borrow up to $420.0 million in secured term loans pursuant to the ERP under the CARES Act. As of September 30, 2020, we had borrowed $45.0 million under the program; and
•During the third quarter, we completed $376.0 million in financings secured by aircraft, including the issuance of enhanced equipment trust certificates and two sale-leaseback transactions. See Note 2 and Note 9 to the Notes to Consolidated Financial Statements for more information on our financing activities.

On October 23, 2020, we amended and restated our CARES Act ERP Loan Agreement with the Treasury to increase the maximum facility available to be borrowed by the Company to $622 million.

We continue to explore and pursue options to raise additional financing as opportunities may arise.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such an unprecedented event impacting global travel, and as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. However, based on our assumptions and estimates with respect to the temporary suspension of nearly the entirety of our operations, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months.

As of September 30, 2020, our current liabilities exceeded our current assets by approximately $205.9 million. However, approximately $515.4 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for future travel.

Cash Flows

Net cash provided by operating activities was $173.5 million and $456.9 million during the nine months ended September 30, 2020 and 2019, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. Our operating cash flows during the nine months ended September 30, 2020 were largely impacted by the adverse impact of the COVID-19 pandemic on our financial results.
Cash used in investing activities was $182.3 million and $275.8 million during the nine months ended September 30, 2020 and 2019, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, the sale and leaseback of two A321-200neo aircraft, and the purchases and sales of short-term investments. During the nine months ended September 30, 2020, capital expenditures were approximately $101.8 million, the majority of which relate to predelivery payments for our Boeing 787-9 aircraft deliveries and the purchase of our last A321neo aircraft in May 2020, as compared with $280.3 million in capital expenditures during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, our purchases and sales of short-term investments resulted in net cash inflow of $194.5 million as compared to net cash inflow of $1.8 million during the same period in 2019. During the nine months ended September 30, 2020, we entered into two sale-leaseback transactions generating total proceeds of $114.0 million.
Net cash provided by financing activities was $519.7 million during the nine months ended September 30, 2020 as compared to net cash used in financing activities of $62.4 million during the nine months ended September 30, 2019. As discussed above, this is largely attributed to the financing initiatives completed by us in response to the COVID-19 pandemic, partially offset by scheduled debt and finance lease obligation repayments. During the nine months ended September 30, 2020, and prior to suspension of our dividend and share repurchase programs, pursuant to provisions under the CARES Act, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments, as compared to $67.9 million during the same period in 2019.
Covenants
We were in compliance with covenants contained in our financing agreements at September 30, 2020.
Capital Commitments

As of September 30, 2020, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2021 and 2025

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2023

On October 26, 2020, the Company entered into an amendment to its Boeing 787-9 purchase agreement, which changes the scheduled delivery of each aircraft and related engines to between 2022 and 2026. Refer to Note 11 for additional discussion.

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program was subject to further modification or termination at any time. In March 2020, we indefinitely suspended all repurchases under the approved repurchase plan in connection with our receipt of financial assistance under the CARES Act, which restricts us from repurchasing shares and making dividend payments until one year following repayment of outstanding loans under the ERP. We spent $7.5 million and $50.7 million to repurchase and retire approximately 0.3 million shares and 1.9 million shares of our common stock in open market transactions during the nine months ended September 30, 2020 and 2019, respectively.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2020 and December 31, 2019, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three and nine months ended September 30, 2020 and 2019, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and the financial uncertainties of the COVID-19 pandemic on our business, we do not anticipate making any cash contributions to our defined benefit plan during 2020.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2020 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2020	2021 - 2022	2023 - 2024	2025 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$1,346,640	$8,629	$566,123	$244,687	$527,201
Finance lease obligations, including principal and interest (2)	175,347	6,890	55,112	44,995	68,350
Operating lease obligations (3)	810,230	28,106	212,725	183,233	386,166
Aircraft purchase commitments (4)	1,533,861	32,280	771,333	615,001	115,247
Other commitments (5)	422,869	13,692	146,575	126,676	135,926
Projected employee benefit contributions (6)	78,600	—	11,000	40,000	27,600
Total contractual obligations	$4,367,547	$89,597	$1,762,868	$1,254,592	$1,260,490

(1)    Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of September 30, 2020.

(2)    Amounts reflect finance lease obligations for one Airbus A330-200 aircraft, one Boeing 717-200 aircraft, two Airbus A321neo aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(3)    Amounts reflect leases for eleven Airbus A330-200 aircraft, four Boeing 717-200 aircraft, and office space.

(4)    Amounts include our firm commitments for aircraft and aircraft related equipment. On October 26, 2020, we entered into an amendment to our 787-9 purchase agreement with Boeing, providing for change in our aircraft delivery schedule to between 2022 through 2026. Refer to Note 11 for additional discussion and impact of the purchase agreement on our commitments and contractual obligations.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•During the three and nine months ended September 30, 2020, the effective tax rate included a tax benefit of $6.1 million and $29.5 million, respectively, resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the net operating losses and the previous tax rate of 35% that was in effect during the years to which net operating losses were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
•During the three and nine months ended September 30, 2020, we recognized $129.1 million and $240.6 million in contra-expense related to grant proceeds from the PSP. The grant proceeds were recognized in proportion to estimated wages and benefits expense over the period the PSP covers. We utilized all proceeds under the PSP as of September 30, 2020.
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
•During the nine months ended September 30, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $1.9 million, in conjunction with the retirement of our Boeing 767-300 fleet.
•Unrealized loss (gain) on foreign debt is based on the fluctuation in exchanges rates and the measurement of foreign-denominated debt to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
Special Items

•On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provided for, among other things, a ratification payment, payable over twelve months. During the nine months ended September 30, 2020, we recorded a $23.5 million ratification bonus, of which $20.2 million related to service prior to January 1, 2020, and was recorded as a special item in the unaudited Consolidated Statements of Operations.
•During the three months ended March 31, 2020, we recognized a goodwill impairment charge of $106.7 million, recorded as a special item. Refer to Note 2 in the Notes to Consolidated Financial Statements for additional discussion.
•During the three months ended June 30, 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 2 in the Notes to the Consolidated Financial Statements for additional discussion.
•During the three months ended September 30, 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation programs, the majority of which were effective October 1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $7.0 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
GAAP Net Income (Loss), as reported	$(97,099)	$(2.11)	$80,076	$1.70	$(348,375)	$(7.58)	$174,267	$3.64
Adjusted for:
CARES Act - carryback of additional NOLs	(6,143)	(0.13)	—	—	(29,537)	(0.64)	—	—
CARES Act grant recognition	(129,088)	(2.81)	—	—	(240,648)	(5.23)	—	—
Changes in fair value of fuel derivative contracts	(1,765)	(0.04)	1,154	0.02	(966)	(0.02)	(2,091)	(0.04)
Gain on sale of aircraft equipment	—	—	—	—	—	—	(1,948)	(0.04)
Unrealized loss on foreign debt	5,119	0.11	717	0.01	7,541	0.16	2,254	0.05
Unrealized loss on non-designated fx positions	623	0.01	—	—	423	0.01	—	—
Special items	17,489	0.38	—	—	178,407	3.88	—	—
Nonoperating special items	7,011	0.15	—	—	7,011	0.15	—	—
Tax effect of adjustments	31,189	0.68	(490)	(0.01)	48,017	1.04	473	0.01
Adjusted Net Income (Loss)	$(172,664)	$(3.76)	$81,457	$1.72	$(378,127)	$(8.23)	$172,955	$3.62

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft and equipment, and special items, are summarized in the table below:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$197,055		$638,515		$1,133,263		$1,865,898
Adjusted for:
Aircraft fuel, including taxes and delivery	(14,544)		(138,586)		(135,025)		(405,290)
CARES Act PSP grant recognition	129,088		—		240,648		—
Gain on sale of aircraft and equipment	—		—		—		1,948
Special items	(17,489)		—		(178,407)		—
Adjusted Operating Expenses	$294,110		$499,929		$1,060,479		$1,462,556
Available Seat Miles	718,405		5,331,914		6,107,424		15,341,510
CASM - GAAP	27.43	¢	11.98	¢	18.56	¢	12.16	¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.02)		(2.60)		(2.22)		(2.64)
CARES Act PSP grant recognition	17.97		—		3.94		—
Gain on sale of aircraft and equipment	—		—		—		0.01
Special items	(2.44)		—		(2.92)		—
Adjusted CASM	40.94	¢	9.38	¢	17.36	¢	9.53	¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended September 30, 2020, except as discussed below. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. We qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of our goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which we operate.

As of September 30, 2020, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We determined that the fair value of our indefinite-lived intangible assets exceeded their carrying value and was not impaired.

Long-Lived Assets

Our long-lived assets, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the unaudited Consolidated Balance Sheets, and have a recorded value of approximately $2.1 billion at September 30, 2020. We review long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired.

Based on our evaluation, including consideration of the continuing impact of the COVID-19 pandemic and revised financial projections, we identified indicators of impairment related to our long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. Based on our evaluation, it was determined that the net carrying values of our ATR-42 and ATR-72 fleets and assets held under our commercial real estate subsidiary were not recoverable through the generation of future undiscounted cash flows as of September 30, 2020.

We estimated the fair value of our ATR-42 and ATR-72 fleets using a third-party valuation, which takes into consideration market pricing information, among other factors, and resulted in a $27.5 million impairment charge. We estimated the fair value of our commercial real-estate entity using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and resulted in a $3.4 million impairment charge. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which we operate.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended September 30, 2020, our revenue was $76.0 million, down $679.2 million from the same period in 2019.

•Operations- and customer-related risks: Across our business, we are facing increased operational challenges, including low demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, high-volume customer service requests for refunds and cancellations, the need to protect employee and customer health and safety, site shutdowns, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including a 14-day quarantine requirement for all travelers to the state of Hawai`i, which was only lifted effective October 15 so long as travelers are able to present evidence of a negative COVID-19 test administered within 72 hours prior to commencing travel from a State-approved testing partner, a 14-day quarantine requirement for travelers between certain islands within the State of Hawai`i, testing requirements in order to bypass quarantine, airport health screening measures, certain measures being taken on flights to minimize transmission of COVID-19. We expect decreased levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, and to incur additional costs as we begin to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases in response to the implementation of testing in order to bypass 14-day quarantine requirements. We have implemented enhanced measures to protect the health and safety of our passengers and employees, and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations. Additionally, our current planning scenario for recovery from the pandemic assumes a 15-25% reduction in our anticipated flight schedule for the summer of 2021 and related reductions in headcount. During the third quarter, we announced and completed certain voluntary separation programs. Additionally, involuntary separation and voluntary leave programs, beginning effective October 1, 2020, resulted in a reduction in total headcount by approximately 32% of our total workforce. These and similar factors related directly and indirectly to the COVID-19 pandemic adversely impact our business. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•Liquidity- and funding-related risks: While we have received support under the CARES Act and have fully drawn our committed credit line, a prolonged period of lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, our credit rating was recently downgraded by ratings agencies and there can be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our business or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. In light of current market conditions, any such financings are likely to reflect loan-to-value ratios and interest rates and other terms and conditions less favorable than our recent aircraft financings.

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

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior, with such changes including but not limited to such changes as a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. Currently, the COVID-19 pandemic has produced the following trends, each possibly having an effect on future operations:

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased; and

•Travelers may be dissuaded from flying due to restrictions on movement and possible enhanced COVID-19-related screening measures which have been or may be implemented across multiple markets we serve.

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

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Demand for discretionary air travel and vacations to, from and within the Hawaiian Islands has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Our business depends on the demand for air travel to, from and within the Hawaiian Islands. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional relief through the CARES Act or other potential financing arrangements or other programs or opportunities.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai`i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we have experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. In March 2020, the State of Hawai`i implemented a 14-day quarantine applicable to passengers traveling to Hawai`i or between the Hawaiian Islands. While restrictions to travel between the Hawaiian Islands were removed in June 2020, a modified reinstatement of the 14-day quarantine requirement for Neighbor Island travel became effective August 11, 2020, restrictions on travel to Hawai`i were extended until at least through the end of November 2020. Effective October 15, 2020, passengers travelling to Hawai`i from the U.S. mainland who can demonstrate that they have obtained a negative test for COVID-19 from a state-approved testing partner, within 72 hours from the final leg of departure are exempt from the State's 14-day quarantine requirement. A county may, however, require passengers to obtain a subsequent test after arrival into the State (with any such tests paid for by the county and administered at a country-designated site). While travel restrictions have eased somewhat with the use of COVID-19 testing, certain restrictions, including with respect to the use of COVID-19 testing, may be reinstated, or altered, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience decreased levels of passenger traffic and revenue, as compared to pre-COVID 19 pandemic levels. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases in response to the implementation of pre-travel testing in order to bypass quarantine requirements.

Hawai`i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, there has been a significant decline in air travel due to government mandates and general public health concerns. Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. While we have seen some increased tourism activity in the State of Hawai`i after implementation of the State of Hawai`i's pre-travel COVID-19 testing program, we cannot predict if and when tourism levels will recover to levels prior to the COVID-19 pandemic. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally or in Hawai`i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai`i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on tourism.

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

As of September 30, 2020, we had approximately $1.0 billion in outstanding commercial debt, excluding funds borrowed under the CARES Act PSP and ERP. Our debt and related covenants could:

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

Under the Loan Agreement with the Treasury pursuant to the ERP, we agreed to, among other things, limit our ability to: pay dividends, repurchase common stock or make certain other payments; make certain investments; incur liens on the Collateral; dispose of the Collateral; enter into certain affiliate transactions; and engage in certain business activities, in each case subject to certain exceptions. We must also maintain a certain minimum aggregate liquidity amount.

Additionally, the Loan Agreement requires us to comply with the relevant provisions of the CARES Act, including, among other things: prohibiting the repurchase of common stock, prohibiting the payment of common stock dividends and restricting the payment of certain executive compensation, in each case, through the date that is 12 months after the date on which all outstanding loans under the Facility have been repaid in full; prohibiting the reduction of employment levels by more than ten percent (10)% until September 30, 2020; and compliance with applicable requirements regarding maintenance of certain scheduled air transportation service until March 1, 2022.

The restrictions placed on us as part of our participation in the PSP and ERP under the CARES Act, including restrictions on use of funds, staffing, pay reduction, stock buy-backs, dividends, certain transactions, and service requirements may negatively affect our financial and business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover chargebacks or other disputed charges that may occur. As of September 30, 2020, there were no holdbacks by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at competitive prices could negatively impact our operating results. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

Additional capacity to or within Hawai`i, whether from network carriers or low-cost carriers, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

The concentration of our business within Hawai`i, and between Hawai`i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.

During the nine months ended September 30, 2020, approximately 75.3% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai`i, such as those caused by government restrictions on travel to and business operations within Hawai`i, including the only recently modified 14-day quarantine in place for travelers within and to Hawai`i, has reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai`i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the nine months ended September 30, 2020, approximately 53.8% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (e.g. with JetBlue) to provide customers access to and from North American destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequents the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a significant built-in market. Passengers in the North American market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.

Our Neighbor Island routes are affected by increased capacity provided by our competitors.

During the nine months ended September 30, 2020, approximately 21.5% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai`i by introducing new routes and increasing the frequency of existing routes from North America to Hawai`i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai`i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai`i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the nine months ended September 30, 2020, approximately 24.7% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

Many of our foreign competitors are network carriers that benefit from network feed to support international routes on which we compete. In contrast, we lack a comparable direct network to feed passengers to our international flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai`i, but rather internationally, in these foreign carriers’ home bases. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.

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

A number of our commercial partners, including credit card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other rules or practices. Data privacy, data protection, and data security are active areas, with laws and regulations in these areas being frequently proposed, enacted, and amended, and existing laws and regulations subject to differing and evolving interpretations. New laws and regulations in these areas likely will continue to be enacted.

Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other privacy-, data protection-, or information security-related obligations to customers, or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process credit card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers’ or others’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.

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

There are a limited number of qualified employees and personnel in the airline and information technology industry, especially within the Hawai`i market. Due to these limitations, we have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. Our reliance on outside vendors may continue to increase in the future.

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

In addition, as we rebuild our operations as passenger demand recovers, and expand our operations through the acquisition of new aircraft and introduction of service to new markets, it may be challenging to attract a sufficient number of qualified personnel including pilots, mechanics and other skilled labor. As we compete with other carriers for qualified personnel, we also face the challenge of attracting individuals who embrace our team-oriented, friendly and customer-driven corporate culture. Our inability to attract and retain qualified personnel who embrace our corporate culture could have a negative impact on our reputation and overall operations.

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

Our customer base is broad and our business activities have significant prominence, particularly in Hawai`i and other destinations we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, third-party aircraft components or other events or circumstances affecting our operations could negatively affect the public image of our company and the willingness of customers to purchase services from us, which could affect our financial results.

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
•the threat of terrorist attacks and conflicts overseas;
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

Our financial results and operations may be negatively affected by the State of Hawai`i’s airport modernization plan.

The State of Hawai`i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments of the airports’ funding mechanism. Consequently, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, most of whom do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

Our operations may be disrupted if we are unable to obtain and maintain adequate facilities and infrastructure at airports within the State of Hawai`i.

We must be able to maintain and/or obtain adequate gates, maintenance capacity, office space, operations areas, and ticketing facilities at the airports within the State of Hawai`i to be able to operate our existing and proposed flight schedules. Failure to maintain such facilities and infrastructure may adversely impact our operations and financial performance.

Our business is subject to substantial seasonal and cyclical volatility.

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai`i specifically, we have seen a significant decline in demand for air travel in 2020 as compared to prior years. As Hawai`i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

Airlines are subject to extensive regulatory requirements that result in significant costs. New, and modifications to existing, laws, regulations, taxes and airport rates, and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations, restrict operations or reduce revenue. The Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections, and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates, would have a material adverse impact on our operations.

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

In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, U.S. Customs and Border Protection (CBP) and the Transportation Security Administration (TSA)). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may continue to do so in the future.

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

Our financial results have been and may continue to be adversely affected by factors outside our control, including, but not limited to, flight cancellations, significant delays in operations, and facility disruptions, such as those caused by the current COVID-19 pandemic. Our principal base of operations is in Hawai`i and a significant interruption or disruption in service has had and may continue to have a serious impact on our business and results of operations. In addition to international health crises, such as the COVID-19 pandemic, natural disasters, such as hurricanes, earthquakes and tsunamis, may impact the demand for transportation in the markets in which we operate.

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
As of September 30, 2020, we had the following firm order commitments and purchase rights for additional aircraft:

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

On October 26, 2020, we entered into an amendment to the Boeing 787-9 purchase agreement, which provides for, amongst other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 and 2026, with the first delivery scheduled in September 2022.

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

As part of our response to COVID-19, discussed above, including substantial capacity reductions and the temporary grounding of the majority of its fleet, as well as reduced cash flow projections, we identified indicators of impairment of our long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. In the second quarter of 2020, we recorded an impairment charge of $34.0 million related to our ATR-42 and ATR-72 fleets, assets held in our commercial real-estate subsidiary and the termination of software-related projects.

As of September 30, 2020, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The fair value of our indefinite-lived intangible asset continues to exceed its carrying value.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of September 30, 2020, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of its respective carrying values.

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

We cannot repurchase our common stock pursuant to our share repurchase program or continue to pay dividends on our common stock for the foreseeable future.

Under the terms of our relief under the CARES Act, we are required to suspend payment of dividends and refrain from engaging in stock repurchases through the date that is 12 months after the date on which all outstanding loans under the Facility have been repaid in full. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expires December 31, 2020. As such, we do not anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the restrictions related to the CARES Act are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under the CARES Act, we are prevented from executing stock repurchases through the date that is 12 months after the date on which all outstanding loans under the Facility have been repaid in full. We had no stock repurchase activity during the three months ended September 30, 2020.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

Amended and Restated Loan and Guarantee Agreement

On October 23, 2020, Hawaiian amended and restated its Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian, as the borrower, the Company, the guarantors party thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as administrative agent and collateral agent (the “Loan Agreement”) to, among certain other things, increase the maximum amount available to be borrowed by Hawaiian to $622 million, and, in connection therewith, entered into an Amended and Restated Loan Agreement, dated as of October 23, 2020 (the “Amended and Restated Loan Agreement”).

The foregoing description of the Amended and Restated Loan Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated Loan Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendment of Agreement with The Boeing Company

On October 26, 2020, Hawaiian entered into an amendment (the “Amendment”) to its purchase agreement dated July 18, 2018, between Hawaiian, The Boeing Company (“Boeing”) and us. Pursuant to the Amendment, the Company's delivery schedule was revised from 2021 through 2025 to 2022 through 2026, with the first delivery scheduled for September 2022.

The foregoing description of the Amendment does not purport to be complete, and is qualified in its entirety by the full text of the Amendment, a copy of which will be filed subsequent to this Form 10-Q.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

4.1
Trust Supplement No. 2020-1A, dated as of August 5, 2020, between Wilmington Trust, National Association, as trustee, and Hawaiian Airlines, Inc., to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.1 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.2
Trust Supplement No. 2020-1B, dated as of August 5, 2020, between Wilmington Trust, National Association, as trustee, and Hawaiian Airlines, Inc., to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.3
Intercreditor Agreement, dated as of August 5, 2020, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (filed as Exhibit 4.3 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.4
Note Purchase Agreement, dated as of August 5, 2020, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (filed as Exhibit 4.4 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.5
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and pass through trustee under the pass through trusts) (Exhibit A to Note Purchase Agreement) (included in Exhibit 4.4) (filed as Exhibit 4.5 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.6
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee) (Exhibit B to Note Purchase Agreement) (included in Exhibit 4.4) (filed as Exhibit 4.6 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.7	Form of Hawaiian Airlines, Inc. Pass Through Certificate, Series 2020-1A (included in Exhibit 4.1) (filed as Exhibit 4.7 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.8	Form of Hawaiian Airlines, Inc. Pass Through Certificate, Series 2020-1B (included in Exhibit 4.2) (filed as Exhibit 4.8 to Form 8-K filed August 7, 2020 and incorporated herein by reference).

4.9	Warrant Agreement, dated as of September 25, 2020, between Hawaiian Holdings, Inc. and The United States Department of the Treasury.

4.10	Form of Warrant (included in Exhibit 4.9 as Annex B thereto).

10.1
Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent.

10.2
Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent.

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

HAWAIIAN HOLDINGS, INC.

Date:	October 28, 2020	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)