Form 10-K
period 2020-12-31
HAWAIIAN HOLDINGS INC
filed 2021-02-12
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
    The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $645.8 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.

    As of February 5, 2021, 48,451,089 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; implementation of programs and enhancements in light of COVID-19; the demand for air travel in the markets in which we operate; anticipated levels of demand and bookings; additional route service; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Consolidated Appropriations Act, 2021 (CAA 2021) and the terms of relief thereunder; future borrowings and obligations under CARES Act and CAA 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the first quarter and full year of 2021; expected salary and related costs; estimates for daily cash burn; our expected fleet as of December 31, 2021; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; statements related to funding our aircraft orders; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; statements regarding the effect of fleet changes on our business, operations and cost structure; estimates of fair value measurements; estimates of required funding of and contributions to our defined benefit pension and disability plans; statements regarding the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; statements related to airport rent rates and landing fees; statements related to our frequent flyer program; statements regarding our credit card holdback; statements regarding our debt or lease obligations and financing arrangements; statements related to risk management, credit risks, and Air traffic liability; statements related to future U.S. and global economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "would," "will," "might," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting efforts related to the COVID-19 pandemic will be effective or sufficient; employee up-take of voluntary early-out offers; the duration of government-mandated and other restrictions on travel; the full effect that the quarantine, restrictions on travel and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; our dependence on the tourism industry; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; and our financial liquidity. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes, and together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (13) than any other airline, and also provide approximately 76 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the State of Hawai'i, and the 11th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2020, the latest data available.
At December 31, 2020, our fleet consisted of 19 Boeing 717-200 aircraft for the Neighbor Island routes and 24 Airbus A330-200 aircraft and 18 Airbus A321-200 for the North America and International routes (inclusive of charter flights). We also own four ATR42 aircraft for the "Ohana by Hawaiian" Neighbor Island service and four ATR72 aircraft for our Neighbor Island cargo operations. During the first quarter of 2019, we retired the last of our Boeing 767-300 fleet, completing the transition to our A321 aircraft, and allowing for optimization of our products and better management of capacity.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents of and visitors to Hawai'i and we offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and we seek to provide high quality service to our customers that exemplifies the spirit of Aloha.
Purpose and Values
Our purpose is to connect people with Aloha. It captures how we bring people closer together, and how we share the aloha spirit with the people and places we serve. It is core to who we are, how we see the world and how we engage with the people and places around us. Aloha is a way of life, but also a choice each of our employees makes every day, constantly striving to be the very best we can be. With aloha in everything we do, we share moments and our spirit with guests and each other.
Our values, reflected below, guide how we act, lead, and make decisions:

•Mālama (Care): We care about the people and places we serve, and personally commit to their well-being
•Ho‘okipa (Hospitality): We are genuine hosts, welcoming people into our home with warmth, gratitude and full hearts
•Lōkahi (Collaboration): We come together in harmony, always seeking better ways to succeed as a team
•Po‘okela (Excellence): We strive for excellence, competing to thrive
Impacts of the COVID-19 pandemic

Due to the rapid and unprecedented spread of COVID-19, what began with suspension of our service to South Korea and Japan in late February 2020 accelerated in March 2020 when governments instituted requirements of self-isolation or quarantine for incoming travel. This was followed by the announcement in late March 2020 and early April 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai'i, respectively. On December 17, 2020, the mandatory self-quarantine period was reduced from 14 to 10 days. These restrictions, combined with the ongoing spread and impact of the COVID-19 pandemic globally, have continued to significantly suppress customer demand, which remains at historically low levels.

Restrictions for travel to and within the State of Hawai'i as well as travel to and from various international locations, including those in the Hawaiian network, remain in effect. Since October 15, 2020, the State of Hawai'i has allowed travelers coming to Hawai'i from the mainland U.S. to bypass the quarantine requirement with proof of a negative COVID-19 test from a state-

approved testing partner (the pre-travel testing program), and the pre-travel testing program has since been expanded to include international travelers from Japan, South Korea, and Canada. The State of Hawai'i and counties within the state continue to evaluate and update testing requirements for travel to and within the state, including the required timing of testing results and the expansion of the pre-travel testing program to travelers from other international locations. In addition to restrictions mandated by the State of Hawai'i, on January 21, 2021, President Biden issued an executive order that requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with applicable Centers for Disease Control and Prevention (CDC) guidelines concerning international travel, including recommended periods of self-quarantine after entry into the United States.

Following the announcement and implementation of the pre-travel testing program, we saw an increase in bookings and have begun rebuilding our North America, Neighbor Island and International flight schedules commensurate with anticipated increases in demand. During the fourth quarter, we reinstated non-stop service from Honolulu to Las Vegas, Phoenix, San Jose, Oakland, New York and Boston, thereby restoring service to all of our pre-pandemic origin points on the U.S. mainland, as well as non-stop service from Honolulu to Tokyo (Haneda and Narita), Japan, Osaka, Japan, and Seoul, South Korea. While we doubled our capacity during the fourth quarter of 2020, as compared to the third quarter of 2020, our capacity was down approximately 72% compared to the same period in 2019. In December 2020, we announced the addition of three new U.S. mainland cities: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i, beginning on April 21, March 11, and March 16, 2021, respectively. We also expanded service with daily non-stop flights between Kahului, Hawai'i and Long Beach, California commencing in March 2021.

While certain markets have reopened, others, particularly international markets, remain closed or continue to enforce extended quarantines, including as new strains of COVID-19 are identified. There can be no assurance whether, at some point, other counties or the entire State of Hawai'i may limit or suspend the pre-travel testing program should the prevalence of the COVID-19 pandemic worsen. For example, the County of Kaua'i suspended its participation in the statewide pre-travel testing program in late November and, effective January 5, 2021, resumed its participation in the pre-travel testing program for interisland travelers and instituted an Enhanced Movement Quarantine pre- and post-travel testing program for transpacific travelers. The United States and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel into the United States. As a result of all the factors above, and our results to date, we expect bookings and revenue and results of operations to continue to be volatile with revenue trends experienced in the fourth quarter of 2020 to continue in the first quarter of 2021. These trends may result in decreases to existing or anticipated levels, which decreases could be material. We will continue to assess our routes and schedule in response to changes in demand, including related to the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have implemented enhanced safety protocols focusing on our staff and guests, while at the same time working to mitigate the impact of the pandemic on our financial position and operations.

•Guest and Employee Experience. We have implemented enhanced cleaning procedures and guest-facing protocols in an effort to minimize the risk of transmission of COVID-19.
•Capacity Impacts. In response to reduced passenger demand as a result of the COVID-19 pandemic, we significantly reduced system capacity beginning late in the first quarter of 2020 to a level that maintained essential services, made adjustments to better align capacity with expected passenger demand throughout 2020 and expect to continue to make capacity adjustments throughout 2021.
•Expense Management. In response to the reduction in revenue we experienced in 2020, we have implemented, and will continue to implement as necessary, cost savings and liquidity measures.
•Cash Flow and Liquidity Management. Our cash, cash equivalents and short-term investments as of December 31, 2020 was approximately $864.4 million as a result of various actions taken to increase liquidity and strengthen our financial position during 2020.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. Due to effects of the COVID-19 pandemic, we significantly reduced system capacity to a level that maintained essential services to align capacity with expected demand. At December 31, 2020, we operated 118 scheduled flights with:
•Daily service on our North America routes between the State of Hawai'i and Long Beach, Los Angeles, Oakland, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Portland, Oregon; and Seattle, Washington; and scheduled service between the State of Hawai'i and Boston, Massachusetts; Phoenix, Arizona; and New York City, New York.
•Daily service on our Neighbor Island routes among the six major islands of the State of Hawai'i.

•Scheduled service on our International routes between the State of Hawai'i and Tokyo (Haneda and Narita), Japan, Osaka, Japan; and Seoul, South Korea.
•In addition, we operate various ad hoc charters.
As of December 31, 2020, we have suspended flights to the following destinations through at least the end of the second quarter of 2021.
•Service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Sydney, Australia, Brisbane, Australia; Auckland, New Zealand; Sapporo, Japan; and Fukuoka, Japan.
Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2020	106,225	$161,363	$1.52	10.8%
2019	270,001	$542,573	$2.01	21.7%
2018	273,783	$599,544	$2.19	23.8%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments.
Aircraft Maintenance
Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown, and by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs, and modifications of our aircraft in response to FAA directives. We perform checks ranging from "walk around" inspections by our pilots before each flight's departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. Certain airframe and engine parts and components, whose service lives are time or cycle controlled, are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third parties to provide certain maintenance on our aircraft and aircraft engines.
Marketing and Ticket Distribution
We utilize various distribution channels for marketing and ticket distribution including our website www.hawaiianairlines.com, (primarily for our North America and Neighbor Island routes) and travel agencies and wholesale distributors (primarily for our International routes).
Our website is available in English, Japanese, Korean, and Chinese and offers our customers information on our flight schedules and status, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, and the ability to purchase hotel, car and vacation packages. We also distribute our fares through online travel agencies.
Frequent Flyer Program
The HawaiianMiles frequent flyer program was initiated in 1983 predominantly serving the intra-Hawai'i markets. At December 2020, the HawaiianMiles program has continued to grow, with approximately 10 million total members and approximately 2.5 million active members across Hawai'i, North America and the Pacific Rim. Approximately 58% of frequent flyer program members reside in the U.S. mainland, 26% live in Hawai'i, and the remainder live in our international markets.
HawaiianMiles allows passengers to earn mileage credits by flying with us and our partner carriers. In addition, members earn mileage credits for patronage with our other program partners, including credit card issuers, hotels, car rental firms, and general merchants pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program. Our Pualani Gold and Platinum status levels recognize our top fliers with enhanced benefits such as priority airport experiences, Premier Club access, seat upgrades and additional baggage allowances. With a large Hawai'i-based route network, our program has developed an extensive network of partnerships with leading local (Hawai'i) companies that allow members to earn miles beyond their flight activity. Partnerships in key spend categories such as grocery, retail, dining, banking and home improvement provide opportunities for member engagement and third-party revenues.

HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being redeemed for free air travel on Hawaiian.
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 174,000 in 2020. The number of free travel awards as a percentage of total revenue passengers was approximately 5% and 6% in 2020 and 2019, respectively. We believe displacement of revenue passengers by passengers using free travel awards is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights. These programs enhance our revenue opportunities by:
•increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;
•giving customers access to more connecting traffic from other airlines; and
•providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2020 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	No	Yes
American Airlines	No	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines	No	Yes	No	Yes
Japan Airlines	Yes	Yes	Yes	Yes
JetBlue	Yes	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes	Yes
Philippine Airlines	No	No	No	Yes
Turkish Airlines	No	No	No	Yes
United Airlines	No	Yes	No	Yes
Virgin Atlantic Airways	Yes	Yes	Yes	No
Virgin Australia	Yes	Yes	Yes	No
Competition
The airline industry is highly competitive. We believe that the principal competitive factors in the airline industry are:
•Fares;
•Flight frequency and schedule;
•Customer service;
•On-time performance and reliability;
•Name recognition;
•Marketing affiliations;
•Frequent flyer benefits;
•Aircraft type;
•Change fee waivers;
•Safety record; and
•In-flight services.
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska (AS), American Airlines (AA), United Airlines (UA), Delta Airlines (DL), and Southwest Airlines (WN). Various charter companies also provide non-scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of interisland carriers, which include Mokulele Airlines, Southwest Airlines, and a number of other "air taxi" companies.

International—Although certain of these routes were temporarily suspended as of December 31, 2020 as a result of the COVID-19 pandemic, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Fukuoka, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.
Employees
As of December 31, 2020, we had 5,278 active employees, of whom approximately 79.0% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	773	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	1,378	April 2, 2025
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	860	January 1, 2021
Clerical	International Association of Machinists and Aerospace Workers - Clerical division (IAM-C)	1,124	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	32	July 22, 2021
* Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926. Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.

We are in discussions with representatives of our IAM-M and IAM-C employees regarding terms of their collective bargaining agreement.

Human Capital Management

Human capital management, including our commitment to diversity and inclusion, is a key driver of our success. We retain our employees through competitive compensation and benefits packages, and by investing in training, mentoring, and career development opportunities. All of this enables us to hire and retain talented, high-performing employees. Our diversity efforts include participation in career events and conferences for veterans, people with disabilities, women, and underrepresented groups. In 2020, we were proud to lead the U.S. industry with the highest percentage of women pilots at more than 9 percent; the domestic industry average is 5.4 percent. We also embrace our diversity through our ASCEND (A Support Community for Employees Nurturing Diverse Abilities), LBGTQA, Network for Black Employees and Allies, Sustainability, Wahine (Women) in Aviation and Veterans employee resource groups. We take pride in and value the traditional culture of Hawai‘i. In 2019, prior to the COVID-19 pandemic, we expanded our ‘ōlelo Hawai‘i (Hawaiian language) certification program for crewmembers and made it available for all employees. The certification, which is offered at no cost to our employees, broadens our commitment to honor and perpetuate Hawai‘i’s rich culture by incentivizing our team members to share Hawai‘i’s native language with our guests and each other. The program adds to our Ke Kumu project consisting of employee-led hula and Hawaiian language classes.
Seasonality
Hawai'i is a popular vacation destination for travelers. For that reason, our operations and financial results are subject, under pre-COVID-19 operating conditions, to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August, and December. We may adjust our pricing or the availability of particular fares to obtain an optimal passenger load factor depending on seasonal demand differences.
Customers
Our business is not dependent upon any single customer or a few customers and the loss of any one customer would not have a material adverse effect on our business.
We have entered into agreements with our co-brand, payment, and loyalty partners that may contain exclusivity aspects which restrict us and our subsidiaries from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements. We believe the financial benefits generated by the exclusivity aspects of these arrangements outweigh the limitations imposed under such agreements.
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
Industry Regulations
We are subject to the regulatory jurisdiction of the DOT and the FAA. The DOT has jurisdiction over international routes and fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability, denied boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations, including equipment, ground facilities, security systems, maintenance, and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.
Maintenance Directives
The FAA approves all airline maintenance programs and modifications to such programs. In addition, the FAA certifies and licenses the air carrier, mechanics, inspectors, and repair stations that perform inspections, repairs and overhauls.
The FAA frequently issues airworthiness directives in response to specific incidents or reports by operators or manufacturers, mandating operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods and/or aircraft hours and cycles.
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
The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization. Our aircraft comply with the existing EPA standards, as applicable, by engine design date.
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
ITEM 1A.    RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Business Risks
•the material adverse impact of the global COVID-19 pandemic on our operations and financial performance;
•ongoing and future offerings, as well as the securities issued in such offerings, including where collateralized;

Economic Risks
•global economic volatility;
•our dependence on tourism to, from, and amongst the Hawaiian Islands;
•our dependence on the price and availability of fuel;
•our exposure to foreign currency exchange rate fluctuations;

Liquidity Risks
•credit market conditions;
•our debt, including covenants that restrict our financial and business operations;
•our loan agreements with the U.S. Department of the Treasury (the Treasury) pursuant to the CARES Act and the CAA 2021, including certain operating and other restrictions;
•requirements for us to maintain reserves under our credit card processing agreements;

Competitive Environment Risks
•the extremely competitive environment in which we operate;
•the concentration of our business;
•the competitive advantages held by network carriers in the North America market;
•the effect of increased capacity provided by our competitors on our Neighbor Island routes;
•the effect of competition from domestic and foreign carriers on our International routes;

Information Technology and Third-Party Risks
•compliance with U.S. and foreign laws and regulations relating to privacy, data protection, or data security and security standards imposed by our commercial partners;
•actual or perceived failure to protect customer or other personal or confidential information;
•our increasing dependence on technology and automated systems to operate our business;
•our reliance on third-party contractors to provide certain facilities and services;

Labor Relations and Related Costs Risks
•our dependence on satisfactory labor relations;
•our ability to attract and retain qualified personnel and key executives;

Strategy and Brand Risks
•any failure to successfully implement our route and network strategy;
•damage to our reputation or brand image;
•adverse publicity;

Airline Industry, Regulation and Related Costs Risks
•the substantial operating leverage of the airline industry and other conditions beyond its control;
•the effect of the State of Hawai'i's airport modernization plan;

•any inability to maintain adequate facilities and infrastructure at airports within the State of Hawai'i;
•substantial seasonal and cyclical volatility of our business;
•terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities;
•extensive government regulation, new regulations and taxes impacting the airline industry;
•climate change, including increased regulation and the impact of severe weather events;
•federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks;
•compliance with various environmental laws and regulations required in the airline industry;
•our expansion into non-U.S. jurisdictions and the related laws and regulations to which we are subject;
•litigation or regulatory action in the normal course of business or otherwise;
•changes in tax laws or regulations and our ability to use our net operating loss carryforwards;
•any increases in our insurance costs or reductions in coverage;
•extended interruptions or disruptions in service;

Fleet and Fleet-Related Risks
•our dependence on our limited number of suppliers for aircraft, aircraft engines and parts;
•significant future financial commitments and operating costs related to our agreements to purchase Boeing 787-9 aircraft;
•delays in scheduled aircraft deliveries or other loss of fleet capacity;
•any impairment and other related charges related to the value of our long-lived assets;

Common Stock Risks
•fluctuations in our share price;
•provisions of our certificate of incorporation and bylaws that may delay or prevent a change of control;
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws; and
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our relief under the CARES Act and the CAA 2021.

Risks Related to Securities Offerings
•effect of future sales or issuances of our common stock on the public markets; and
•the publication of research about us by analysts.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the twelve months ended December 31, 2020, our revenue was $844.8 million, down approximately $2.0 billion from the same period in 2019.

•Operations- and customer-related risks: Across our business, we are facing increased operational challenges, including low demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, high-volume customer service requests for refunds and cancellations, the need to protect employee and customer health and safety, site shutdowns, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people. Such restrictions include a 14-day quarantine requirement for all travelers to the state of Hawai'i, which was only lifted effective October 15, 2020 so long as travelers are able to present evidence of a negative COVID-19 test administered within 72 hours prior to commencing travel from a State-approved testing partner, a 14-day quarantine requirement for travelers between certain islands within the State of Hawai'i, testing requirements in order to bypass quarantine, airport health screening measures, certain measures being taken on flights to minimize transmission of COVID-19. On December 17, 2020, the State's mandatory self-quarantine period was reduced from 14 to 10 days. Certain counties within the State of Hawai'i have or may impose additional testing and quarantine requirements related to travel. Additionally, on January 21, 2021, President Biden issued an executive order that requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with applicable CDC guidelines concerning international travel, including recommended periods of self-quarantine after entry into the United States. We expect decreased levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, and to incur additional costs as we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases in response to the implementation of testing in order to bypass 10-day quarantine requirements. We have implemented enhanced measures to protect the health and safety of our passengers and employees, and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations. Additionally, our current planning scenario for recovery from the pandemic assumes a 15-25% reduction in our anticipated flight schedule for the summer of 2021 as compared to similar levels in 2019, and related reductions in headcount. During the third quarter of 2020, we announced and completed certain voluntary separation programs. Additionally, involuntary separation and voluntary leave programs, beginning effective October 1, 2020, resulted in a reduction in total headcount by approximately 32% of our total workforce. All employees who were subject to an involuntary furlough between October 1, 2020 and January 15, 2021 were recalled and offered an opportunity to return to employment pursuant to the Payroll Support Program Extension as part of the CAA 2021 (PSP Extension). Due to uncertainty regarding our employment needs beyond March 31, 2021, on January 28, 2021, we issued Worker Adjustment and Restraining Notification and California Worker Adjustment Restraining Notice Act notices (WARN notices) to approximately 900 U.S.-based employees who could be affected by future potential workforce reductions. These and similar factors related directly and indirectly to the COVID-19 pandemic adversely impact our business. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•Liquidity- and funding-related risks: While we have received support under the CARES Act and the CAA 2021 and have fully drawn our committed credit line, and have financed certain of our assets, a prolonged period of lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, our credit rating was downgraded by ratings agencies and there can be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our business or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. In light of current market conditions, any such financings are likely to reflect loan-to-value ratios and interest rates and other terms and conditions less favorable than our recent aircraft financings.

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

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior, including but not limited to such changes as a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. Currently, the COVID-19 pandemic has produced the following trends, each possibly having an effect on future operations:

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased; and

•Travelers may be dissuaded from flying due to restrictions on movement and possible enhanced COVID-19-related screening measures which have been or may be implemented across multiple markets we serve.

The COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect. The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our dependence on leisure travel to Hawai'i, our competitiveness, demand for air travel generally and our services specifically, shifting consumer preferences and our substantial outstanding indebtedness.

ECONOMIC RISKS

Our business is affected by global economic volatility, including the current economic downturn precipitated by the COVID-19 pandemic.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional relief through the CARES Act, the CAA 2021 or other potential financing arrangements or other programs or opportunities.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we have experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. In March 2020, the State of Hawai'i implemented a 14-day quarantine applicable to passengers traveling to Hawai'i or between the Hawaiian Islands. While restrictions to travel between the Hawaiian Islands were removed in June 2020, a modified reinstatement of the 14-day quarantine requirement for Neighbor Island travel became effective August 11, 2020, and restrictions on travel to Hawai'i remain in place. Effective October 15, 2020, passengers travelling to Hawai'i from the U.S. mainland who can demonstrate that they have obtained a negative test for COVID-19 from a state-approved testing partner, within 72 hours from the final leg of departure are exempt from the State's 14-day quarantine requirement (the pre-travel testing program). A county may, however, require passengers to obtain a subsequent test after arrival into the State (with any such tests paid for by the county and administered at a country-designated site). On December 17, 2020, the State’s mandatory self-quarantine period was reduced from 14 to 10 days. There can be no assurance whether, at some point, the entire State of Hawai‘i or counties within the state may limit or suspend the pre-travel testing program should the prevalence of the COVID-19 pandemic worsen. For example, the County of Kaua'i suspended its participation in the statewide pre-travel testing program in late November and, effective January 5, 2021, resumed its participation in the pre-travel testing program for interisland travelers and instituted an Enhanced Movement Quarantine pre- and post-travel testing program for transpacific travelers. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel into the United States. For example, on January 21, 2021, President Biden issued an executive order that requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with applicable CDC guidelines concerning international travel, including recommended periods of self-quarantine after entry into the United States. While travel restrictions have eased somewhat with the use of COVID-19 testing, certain restrictions, including with respect to the use of COVID-19 testing, may be reinstated, or altered, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience decreased levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels. We will likely incur additional costs as we continue to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases in response to the implementation of pre-travel testing in order to bypass quarantine requirements.

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, there has been a significant decline in air travel due to government mandates and general public health concerns. Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. While we have seen some increased tourism activity in the State of Hawai'i after implementation of the State of Hawai'i's pre-travel COVID-19 testing program, we cannot predict if and when tourism levels will recover to levels prior to the COVID-19 pandemic. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally or in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on tourism.

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

While we may enter into derivative agreements to protect against the volatility of fuel costs, uncertainty related to the demand for air travel makes it difficult to accurately forecast our future fuel consumption, and as a result, we are unable to predict the effectiveness of hedging as a means of managing increases in the cost of fuel in the future.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our international routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of December 31, 2020, we have Japanese Yen denominated debt totaling $278.6 million. If our business is able to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of December 31, 2020, we had approximately $1.0 billion in outstanding commercial debt, excluding funds borrowed under the CARES Act and the CAA 2021. Our debt and related covenants could:

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
•place us at a competitive disadvantage compared to other less leveraged competitors and competitors with debt agreements on more favorable terms than us; and
•adversely affect our ability to secure additional financing in the future on acceptable terms or at all, which would impact our ability to fund our working capital, capital expenditures, acquisitions or other general corporate purpose needs.

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

We have entered into loan agreements with the Treasury pursuant to the CARES Act and the CAA 2021 that have certain operating and other restrictions.

As a condition of receiving grants and loans under the PSP under the CARES Act and under the PSP Extension under the CAA 2021, we agreed to, among other things: refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021; limit executive compensation through October 1, 2022; suspend payment of dividends and stock repurchases through March 31, 2022; and comply with certain reporting requirements. We are also required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted to us by the DOT given the absence of demand for such services.

The restrictions placed on us as part of our participation in the PSP under the CARES Act as well as the PSP Extension under the CAA 2021, including restrictions on use of funds, staffing, pay reduction, stock buy-backs, dividends, certain transactions, and service requirements may negatively affect our financial and business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2020 and 2019, there were no holdbacks held by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at aggressive prices could negatively impact our operating results. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

Additional capacity to or within Hawai'i, whether from network carriers or low-cost carriers, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.
During 2020, approximately 78% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, including the only recently modified 10-day quarantine in place for travelers within and to Hawai'i, has reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2020, approximately 56% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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
During 2020, approximately 22% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2020, approximately 22% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
Many of our foreign competitors are network carriers that benefit from network feed to support international routes on which we compete. In contrast, we lack a comparable direct network to feed passengers to our international flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai'i, but rather internationally, in these foreign carriers’ home bases. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.
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
A number of our commercial partners, including payment card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other rules or practices. Data privacy, data protection, and data security are active areas, with laws and regulations in these areas being frequently proposed, enacted, and amended, and existing laws and regulations subject to differing and evolving interpretations. New laws and regulations in these areas likely will continue to be enacted.
Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other privacy-, data protection-, or information security-related obligations to customers, or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers’ or others’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We may become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Computer malware, viruses, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access to, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached, we could suffer data loss, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information, and may lead to litigation, claims, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may result in unauthorized access or otherwise compromise data stored or processed for us that may give rise to any of the foregoing.

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
We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our business could be adversely impacted. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from system interruptions or system failures.
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
The failure of any of our third-party service providers to adequately perform their service obligations, or other interruptions of services, including those related to the impacts of the COVID-19 pandemic on their businesses, are likely to reduce our revenues, increase expenses, and/or prevent us from operating our flights and providing other services to our customers. Additionally, our business and financial performance would be materially harmed if our customers believe that our services are unreliable or unsatisfactory.
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
In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees’ labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in April 2020, the flight attendants of Hawaiian, represented by the Association of Flight Attendants, ratified an amended collective bargaining agreement, which among other things, includes a ratification payment, pay scale increases, and a one-time medical savings account contribution to eligible flights attendants upon retirement.

Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives.

We believe that our future success is dependent on the knowledge and expertise of our key executives and highly qualified management, technical, and other personnel. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our key executives or attract other qualified personnel in the future, including in light of the restrictions on executive compensation imposed on us under the CARES Act and the CAA 2021. Any inability to retain our key executives, or other senior technical personnel, or attract and retain additional qualified executives, could have a negative impact on our operations.

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
Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve distribution of our sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. As a result of the COVID-19 pandemic and related decline in air travel and safety protocols we have taken in response to the COVID-19 pandemic, we are not likely to be able to utilize and fill current capacity or any additional capacity provided by any additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner at the levels previously anticipated. As a result, we are unlikely to be able to meaningfully develop and grow our new and existing markets in the near term, which may adversely affect our business and operations for an indeterminant time period. In addition, if we are unable to adequately contain our non-fuel unit costs, our financial results may suffer.
Any damage to our reputation or brand image could adversely affect our business or financial results.

Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the COVID-19 pandemic subsides. Actual or perceived risk of infection while traveling could have a material adverse effect on the public’s perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including those related to requirements by the state of Hawai'i that travelers are able to present evidence of a negative COVID-19 test administered within 72 hours prior to commencing travel from a State-approved testing partner, a 10-day quarantine requirement for travelers between certain islands within the State of Hawai'i, and other testing requirements in order to bypass quarantine, and other measures, such as airport health screening measures, requiring that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur costs related to the COVID-19 pandemic as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.

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

Our financial results and operations may be negatively affected by the State of Hawai'i’s airport modernization plan.
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
Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen a significant decline in demand for air travel in 2020 as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.
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
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions and the potential increased impacts of severe weather events on our operations and infrastructure.

There is increasing global regulatory focus on climate change and emissions of greenhouse gases, including CO2. In particular, the International Civil Aviation Organization (ICAO) is in the process of adopting rules, including the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), of which the U.S. federal government has opted to participate in the voluntary phases from 2021-2026. As part of the CORSIA program, we are currently monitoring our international emissions for reporting purposes, and such data will be used in calculations to determine subsequent carbon offsetting requirements under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could increase operating costs in the airline industry and, as a result, adversely affect our operations.

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord. Further, the recent change in administration may give rise to additional regulatory changes that could impact the airline industry and our business. Certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize aspects of our operations, purchase carbon offset credits, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA, and others. If the federal government operations were to experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our business and results of operations could be materially negatively impacted, including as a result of actual or potential disruption in the air traffic control system, actual or perceived delays at various airports, and delays in deliveries of new aircraft. The travel behaviors of the flying public could also be affected by government shutdowns and sequestrations, which may materially adversely impact our industry, our business, results of operations and financial positions.
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
Changes in tax laws or regulations could have a material adverse effect on our business, results of operations, and financial conditions.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the Treasury and state and local tax authorities. Changes in U.S. tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially adversely impacting our business, financial position and results of operations.

As we continue to grow internationally, we may also be subject to taxation in jurisdictions around the world with increasingly complex tax laws, the application of which may be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the relevant authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely impact us and our results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had net operating loss carryforwards (NOLs) available to reduce future taxable income of approximately $40.4 million for regular federal income tax purposes that have indefinite carryover and approximately $424.9 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the State of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.
Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. If our financial results continue to be adversely impacted by the COVID-19 pandemic, there can be no assurance that an increase in the valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, due to the COVID-19 pandemic and other economic factors, the NOLs may expire before we can generate sufficient taxable income to use them.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Our insurance costs are susceptible to significant increases, and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.
We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not change or that we will not bear substantial losses from accidents or damage to, or loss of, aircraft or other property due to other factors such as natural disasters. We could incur substantial claims resulting from an accident or damage to, or loss of, aircraft or other property due to other factors such as natural disasters in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, increases in our policy premiums as our policies become eligible for renewal.
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
Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.

As of December 31, 2020, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026
We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the impact of the COVID-19 pandemic, we entered into an amendment to the Boeing 787-9 purchase agreement on October 26, 2020, which provides for, amongst other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery scheduled in September 2022. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. We are continuing to evaluate our options to finance these orders. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
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
As part of our response to COVID-19, discussed above, including substantial capacity reductions and the temporary grounding of the majority of our fleet, as well as reduced cash flow projections, we identified indicators of impairment of our long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. In the second quarter of 2020, we recorded an impairment charge of $34.0 million related to our ATR-42 and ATR-72 fleets, assets held in our commercial real-estate subsidiary and the termination of certain software-related projects.
During the fourth quarter of 2020, we recorded an impairment charge of $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million and permanent suspension of approximately $0.5 million in capitalized software projects.

As of December 31, 2020, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The fair value of our indefinite-lived intangible asset continues to exceed its carrying value.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of December 31, 2020, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.
COMMON STOCK RISKS
Our share price is subject to fluctuations.
The market price of our stock is influenced by many factors, many of which are outside of our control, and include other factors discussed in the Risk Factors section, as well as the following:
•our operating results and financial condition;
•how our operating results and financial condition compare to securities analyst expectations, particularly with respect to metrics for which we do not give guidance, including whether those results significantly fail to meet or exceed securities analyst expectations;
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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2020, we believe we were in compliance with the foreign ownership rules.

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
We cannot repurchase our common stock pursuant to our share repurchase program or pay dividends on our common stock for the foreseeable future.
Under the terms of our relief under the CARES Act, we are required to suspend payment of dividends and refrain from engaging in stock repurchases through the later of March 31, 2022 and the date that is 12 months after the date on which all outstanding loans under the ERP Facility have been repaid in full. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expired on December 31, 2020. As such, we do not anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the restrictions related to the CARES Act are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

RISKS RELATING TO SECURITIES OFFERINGS

Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

The sale of a substantial number of shares of our common stock or other equity-related securities in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade the outlook of our common stock, the market price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade the outlook for our common stock or issue other negative commentary about us or our industry. Furthermore, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock could decline and cause you to lose all or a portion of your investment.

In connection with the sale of our common stock through our at-the-market offering, investors may experience dilution as a result of future issuances of securities.

We may offer and sell up to an aggregate of 5,000,000 shares of our common stock from time to time in an at-the-market offering (ATM Program) through Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Goldman Sachs & Co. LLC, acting as sales agents on the terms and subject to the conditions of an Equity Distribution Agreement dated December 1, 2020 (the Equity Distribution Agreement). Investors may experience dilution as a result of issuances of our common stock pursuant to our ATM program.

In connection with the issuance of Hawaiian’s enhanced equipment trust certificates, our indebtedness and liabilities could limit the cash flow available for our operations, and consequently expose us to risks that could materially adversely affect the resources available to us and Hawaiian to satisfy our obligations under such certificates.

In July 2020, we offered enhanced equipment trust certificates (the Certificates) issued by pass-through trusts (the EETC Offering) and, the equipment notes held in each trust and passed through to the certificate holders of such trust are senior secured obligations of ours. As of December 31, 2020, the outstanding principal balance of our EETC issuances was $552.5 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of December 31, 2020, Hawaiian had $1,149.8 million of total indebtedness (excluding finance lease obligations of approximately $141.9 million and operating lease obligations of $585.8 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

•greater difficulty satisfying our obligations with respect to the Notes;

•increasing Hawaiian’s vulnerability to adverse economic and industry conditions;

•limiting Hawaiian’s ability to obtain additional financing;

•requiring the dedication of a substantial portion of Hawaiian’s cash flow from operations to service Hawaiian’s indebtedness, which will reduce the amount of cash available for other purposes;

•limiting Hawaiian’s flexibility to plan for, or react to, changes in its business;

•placing Hawaiian at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and

•potentially causing Hawaiian’s credit ratings to be reduced and causing our and Hawaiian’s debt and equity securities to significantly decrease in value.

Hawaiian’s business, including the HawaiianMiles Program, may not generate sufficient funds, and we and Hawaiian may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our and Hawaiian’s indebtedness, including the Notes, and our and Hawaiian’s cash needs may increase in the future. In addition, future indebtedness that we or Hawaiian may incur may contain financial and other restrictive covenants that limit our ability to operate our business, including with respect to the HawaiianMiles Program, raise capital or make payments under our or Hawaiian’s indebtedness. If we or Hawaiian fail to comply with these covenants or to make payments under ours or Hawaiian’s indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours and Hawaiian’s other indebtedness becoming immediately payable in full.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2019 and 2020, and anticipated fleet as of December 31, 2021 (based on existing agreements):

	December 31, 2019			December 31, 2020			December 31, 2021			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200	12	12	24	12	12	24	12	12	24	278	7.5
A321-200(1)	2	15	17	4	14	18	4	14	18	189	2
717-200	5	15	20	5	14	19	5	14	19	128	18.7
ATR 42-500(2)	—	4	4	—	4	4	—	4	4	48	17.7
ATR 72-200(2)	—	3	3	—	4	4	—	4	4	—	27.3
Total	19	49	68	21	48	69	21	48	69

(1)In 2020, we took delivery of our final Airbus A321-200 aircraft in the second quarter of 2020. During the year ended December 31, 2020, we entered into sale-leaseback transactions for two A321-200 aircraft, including one delivered in 2020.
(2)The ATR 42-500 and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly-owned subsidiary. The ATR 42-500 turbo prop aircraft are used for passenger operations under a Capacity Purchase Agreement (CPA) with a third-party provider. The ATR 72-200 turboprop aircraft are used for our cargo operations under a CPA.
(3)Leased aircraft include aircraft under finance and operating leases. See Note 9 to the Notes to Consolidated Financial Statements for further discussion regarding our aircraft leases.
At December 31, 2020, we had 10 aircraft on order scheduled for delivery through 2026:

Delivery Year	B787-9 Aircraft (1)
2021	—
2022	2
2023	—
2024	3
2025	3
2026	2
10

(1)In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled deliveries between 2021 to 2025. In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which, amongst other things, provides for a change in our aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in September 2022, as reflected in the table above. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body for long-haul Asia/Pacific and North America routes.
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
The table below sets forth the airport locations to which we have access pursuant to various agreements as of December 31, 2020:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Long Beach Airport	Long Beach	California
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Ellison Onizuka Kona International Airport	Kailua-Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
Boston Logan International Airport	Boston	Massachusetts
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	SeaTac	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Haneda International Airport	Tokyo	Japan
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
Our corporate headquarters are located in leased premises adjacent to the Daniel K. Inouye International Airport.
In December 2020, we announced new routes to the U.S. mainland and will begin service to three new airports (Ontario, California; Austin, Texas; and Orlando, Florida) in 2021.

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
Holders
There were 713 stockholders of record of our common stock as of February 5, 2021, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid dividends of $5.5 million to shareholders of record during 2020 and $22.8 million during 2019. Our receipt of financial assistance under the CARES Act and the CAA 2021 precludes us from making any further dividend payments through March 31, 2022.
U.S. law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2020, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 18, 2020, as part of our response to the COVID-19 pandemic, we announced the suspension of our stock repurchase program. Pursuant to our receipt of financial assistance under the CARES Act and the CAA 2021, we are prevented from executing stock repurchases through March 31, 2022.
Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2015 to December 31, 2020. The comparison assumes $100 was invested on December 31, 2015 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

$200
$150
$100
$50
$0
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Hawaiian Holdings Common Stock
S & P 500 Index
AMEX Airline Index

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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$844,813	$2,832,228	$2,837,411	$2,675,145	$2,432,413
Operating expenses	1,492,424	2,504,751	2,523,043	2,211,107	2,034,926
Operating income	(647,611)	327,477	314,368	464,038	397,487
Net Income (Loss)	(510,935)	223,984	233,200	330,610	224,120
Net Income (Loss) Per Common Stock Share:
Basic (a)	$(11.08)	$4.72	$4.63	$6.23	$4.19
Diluted (a)	(11.08)	4.71	4.62	6.09	4.15
Cash dividends declared per common share	0.12	0.48	0.48	0.12	0.00
Balance Sheet Items as of December 31:
Total assets (b)	$3,978,030	$4,126,624	$3,196,646	$2,873,821	$2,720,346
Long-term debt and noncurrent finance lease obligations	1,155,423	689,115	608,684	511,201	497,908

(a)We recognized a one-time benefit of $83.0 million, or $1.55 per common stock share, during the year ended December 31, 2017 as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the Tax Act). During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million.

(b)We adopted ASC 842, Leases (ASC 606), as of January 1, 2019 using the transition method that provides for a cumulative adjustment to retained earnings upon adoption. Results from periods prior to 2019 have not been restated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations and is focused on our 2020 and 2019 financial results, including comparisons of year-over-year performance between these years. Discussion and analysis of our 2018 fiscal year, as well as the year-over-year comparison of our 2019 financial performance to 2018, is located in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 12, 2020.
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
Impact of the COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19, what began with our suspension of service to South Korea and Japan in late February 2020 accelerated in March 2020 when governments instituted requirements of self-isolation or quarantine for incoming travel. This was followed by the announcement in late March and early April 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai'i, respectively. On December 17, 2020, the mandatory self-quarantine period in the State of Hawai'i was reduced from 14 to 10 days. These restrictions, combined with the ongoing spread and impact of the COVID-19 pandemic globally, have continued to significantly suppress customer demand, which remains at historically low levels.

Restrictions on travel to and within the State of Hawai'i as well as travel to and from various international locations (including international locations within our network), remain in effect. Since October 15, 2020, the State of Hawai'i has allowed travelers coming to Hawai'i from the mainland U.S. to bypass the 10-day quarantine requirement with proof of a negative COVID-19 test from a state-approved testing partner (the pre-travel testing program), and the pre-travel testing program has since been expanded to include international travelers from Japan, South Korea and Canada. The State of Hawai`i and counties within the state continue to evaluate and update testing requirements for travel to and within the state, including the required timing of receipt of testing results and the expansion of the pre-travel testing program to travelers from other international locations.

Following the announcement and implementation of the pre-travel testing program, we saw an increase in bookings and have begun rebuilding our North America, Neighbor Island and International flight schedules commensurate with anticipated increases in demand. During the fourth quarter, we reinstated non-stop service from Honolulu to Las Vegas, Phoenix, San Jose, Oakland, New York and Boston, thereby restoring service to all of our pre-pandemic origin points on the U.S. mainland, as well as non-stop service from Honolulu to Tokyo-Haneda and Osaka, Japan, and Seoul, South Korea. While we doubled our capacity during the fourth quarter of 2020, as compared to the third quarter of 2020, our capacity was down approximately 72% compared to the same period in 2019. In December 2020, we announced the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i beginning on April 21, March 11, and March 16, 2021, respectively. We also announced expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California commencing in March 2021.

New bookings for travel from our mainland markets for January through March 2021) have moderated somewhat since the period immediately following the implementation of the State of Hawai'i's pre-travel testing program and, as of January 26, 2021, we were currently at about one-third of 2019 levels. We attribute this to recent changes in the State of Hawai'i's pre-travel testing program, the resurgence of COVID-19 infections in the United States and internationally, implementation of restrictions and quarantines in certain key origin points, and other factors affecting public sentiment.

While certain markets have reopened, others, particularly international markets, remain closed or continue to enforce extended quarantines, including as new strains of COVID-19 are identified. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the pre-travel testing program should the prevalence of the COVID-19 pandemic worsen. For example, the County of Kaua'i suspended its participation in the statewide pre-travel testing program in late November and, effective January 5, 2021, resumed its participation in the pre-travel testing program for interisland travelers and instituted an Enhanced Movement Quarantine pre- and post-travel testing program for transpacific travelers. The U.S. government and international governments could also impose, extend or otherwise modify existing, travel restrictions on international travel into the United States. For example, on January 21, 2021, President Biden issued an executive order promoting COVID-19 Safety in Domestic and International Travel that requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with other applicable guidelines issued by the CDC concerning international travel, including recommended periods of self-quarantine after entry into the United States. While the impact of such regulatory changes remains uncertain, pre-travel testing and quarantine requirements may decrease new bookings and increase cancellations of current bookings. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations to continue to be volatile with revenue trends experienced in the fourth quarter of 2020 to continue in the first quarter of 2021. These trends may result in decreases to existing or anticipated levels, which decreases could be material. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have implemented enhanced safety protocols focusing on our employees and guests, while at the same time working to mitigate the impact of the pandemic on our financial position and operations.

Guest and Employee Experience. We have enhanced cleaning procedures and guest-facing protocols in an effort to minimize the risk of transmission of COVID-19. These procedures are in line with current recommendations from leading public health authorities and include:

•Performing enhanced aircraft cleaning between flights and during overnight parking, including recurring electrostatic spraying of all aircraft.
•Frequent cleaning and disinfecting of counters and self-service check-in kiosks in our airports.
•Ensuring hand sanitizers are readily available for guests at airports we serve.
•Requiring guests and guest facing employees to wear a face mask or covering, with guests required to keep them on from check-in to deplaning (except when eating or drinking on board).
•Modifying boarding and deplaning processes.
•Modifying in-flight service to minimize close interactions between crew members and guests.
•Eliminating change fees on all domestic and international flights in order to provide guests with travel flexibility across our network.
•Launching a program to offer guests pre-travel COVID-19 testing through mail-in kits and proprietary drive-through testing labs in an increasing number of our U.S. mainland gateways.
During the first quarter of 2021, we plan, in coordination with the State of Hawai'i, implement the Hawai'i Pre-Clear Program across our mainland network, which is intended to enhance the arrival process for our guests by validating the State's pre-travel testing requirement prior to departure.

Capacity Impacts. In response to reduced passenger demand as a result of the COVID-19 pandemic, we significantly reduced system capacity beginning late in the first quarter of 2020 to a level that maintained essential services and made adjustments to better align capacity with passenger demand throughout 2020. During the year ended December 31, 2020, we reduced capacity by 63.3% compared to the prior year. As a result of such capacity reductions, approximately 16% of our fleet was temporarily grounded as of December 31, 2020. We expect to continue to adjust capacity throughout 2021 based upon expected passenger demand.

Expense Management. In response to the reduction in revenue we experienced in 2020, we have implemented, and will continue to implement as necessary, cost savings and liquidity measures, including:

•In 2020, we commenced various initiatives to reduce labor costs as follows:
◦During the first quarter, we instituted a temporary hiring freeze, except with respect to operationally critical and essential positions.
◦During the second quarter, we operationalized various temporary voluntary leave and vacation purchase programs to balance our workforce with our reduced levels of operations.
◦During the third quarter, we announced and completed voluntary separation and temporary leave programs across each of our labor groups. Additionally, we completed the majority of our involuntary separations, most of which were effective October 1, 2020. Combined, separation and temporary leave programs resulted in an approximately 32% reduction of our total workforce. All employees who were subject to an involuntary termination or involuntary furlough between October 1, 2020 and January 15, 2021 were recalled and offered an opportunity to return to employment pursuant to the PSP Extension Agreement (as defined below).

◦Our officers reduced their base salaries between 10% and 50% through September 30, 2020, and members of our Board of Directors also reduced their compensation through September 30, 2020.
•We reduced capital expenditures for 2020 and continue to vigorously evaluate non-essential, non-aircraft capital expenditures. During the year ended December 31, 2020, capital expenditures were approximately $105.3 million, a decrease of 73.5% compared to the same period in 2019.
•On October 26, 2020, we amended our purchase agreement with Boeing to, among other things, change the delivery schedule of our 787-9 aircraft from 2021 through 2025 to 2022 through 2026, with the first delivery now scheduled in September 2022. Refer to Note 14 to the Notes to Consolidated Financial Statements for additional discussion.

We may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and rapidly changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy, and financial market conditions related to the COVID-19 pandemic. These discretionary changes may include additional work force reductions. For example, on January 28, 2021, we issued WARN notices to approximately 900 U.S.-based employees that could be affected by fluctuating employment needs beyond our PSP Extension through March 31, 2021.

Cash Flow and Liquidity Management. Our cash, cash equivalents and short-term investments as of December 31, 2020 was $864.4 million as a result of various actions taken to increase liquidity and strengthen our financial position during 2020, including, but not limited to:

•During the first quarter of 2020, we fully drew down our previously undrawn $235.0 million revolving credit facility. Refer to Note 8 to the Notes to Consolidated Financial Statements for additional discussion.On February 11, 2021, we repaid the $235.0 million outstanding amount drawn on our revolving credit facility.
•During the first quarter of 2020, we suspended our stock repurchase program and on April 22, 2020, we suspended dividend payments.
•During the second and third quarters of 2020, we received $240.6 million in grants and $60.3 million in loans pursuant to the PSP under the CARES Act as discussed further below.
•During the third quarter of 2020, we entered into a Loan Agreement with the Treasury pursuant to the ERP under the CARES Act to provide for a secured term loan that permits us to borrow up to $420.0 million. On October 23, 2020, we amended and restated our Loan Agreement (the Amended and Restated Loan Agreement) with the Treasury to increase the maximum amount available to be borrowed by us to $622 million. As of December 31, 2020, we had borrowed $45.0 million under the ERP as discussed in further detail below. As discussed in more detail below, we repaid the outstanding loan under the ERP on February 4, 2021.
•During the third quarter of 2020, we completed $376.0 million in aircraft financings, including the issuance of enhanced equipment trust certificates and two sale and lease back transactions. Refer to Note 8 and Note 9 to the Notes to Consolidated Financial Statements for more discussion of our financing activities.
•In December 2020, we entered into the Equity Distribution Agreement in connection with our ATM Program relating to the issuance and sale, from time to time, of up to five million shares of our common stock. As of December 31, 2020, we have raised approximately $41.2 million through the sale of approximately 2.1 million shares at an average price of $19.79 per share. Refer to Note 14 to the Notes to Consolidated Financial Statements for additional information on the Equity Distribution Agreement. We paused our ATM Program between December 24, 2020 and January 31, 2020 and recommenced sales under our ATM Program on February 1, 2021.

In February 2021, we issued $1.2 billion in senior secured notes as part of our Notes Offering, as discussed in further detail below. We will continue to explore and pursue options to raise additional financing as opportunities arise.

Our cash burn, which is defined as net sales, operating cash outflows, debt service, interest payments, capital expenditures, tax refunds and severance payments, for the fourth quarter of 2020, was $1.7 million per day, an approximate 35% improvement from the third quarter of 2020 of $2.6 million per day, and more favorable than our previously disclosed expectation of $2.2 million per day. We forecast our cash burn for the first quarter of 2021 to be between $2.3 million per day and $2.7 million per day. As we continue to rebuild our operations to meet expected demand, we expect to incur additional operating expenses in the first quarter of 2021 as compared to the fourth quarter of 2020. Our cash burn for the first quarter of 2021 will be highly dependent on bookings during the quarter, which may continue to be volatile and may be negatively impacted by any changes in the pre-travel testing program implemented by the State of Hawai'i, the recent resurgence of COVID-19 infections in the United States and internationally, the identification of new, more infectious strains of the COVID-19 virus, the implementation or extension of travel-related restrictions and quarantines in some key origin points, and other factors affecting public sentiment.

Load Factor. Our flown load factor for the fourth quarter of 2020 was 40%.

CARES Act

On March 27, 2020, the CARES Act was enacted, which provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance included tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provided passenger air carriers with, among other things: (a) financial relief for direct payroll support, (b) financial relief in the form of loans and loan guarantees available for operations, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional corporate tax benefits that are further discussed in Note 10 to the Notes to Consolidated Financial Statements.

The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provided for the carryback of additional NOLs to 2016 and 2017, which will result in tax benefits for those years.

Payroll Support Program

On April 22, 2020, we entered into a Payroll Support Program agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, we entered into a Warrant Agreement (the PSP Warrant Agreement) with the Treasury, and we issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury provided us with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on us. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted by the DOT to us given the absence of demand for certain of such services.

The Note was in the total principal amount of approximately $60.3 million. The Note has a 10-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of April 22, 2020 (the PSP Closing Date), and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty, and is subject to customary change of control acceleration provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we issued to the Treasury a total of 509,964 warrants to purchase shares of our common stock at an exercise price of $11.82 per share (the PSP Warrants). The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. Refer to Note 8 to the Notes to Consolidated Financial Statements for additional discussion.

Economic Relief Program

On September 25, 2020 (ERP Closing Date), we entered into the Loan Agreement. The Loan Agreement provides for a secured term loan facility which permits us to borrow up to $420.0 million (the Facility). On the ERP Closing Date, we borrowed $45.0 million and may, at our option, borrow additional amounts in up to two subsequent borrowings until May 26, 2021, so long as, after giving effect to any further borrowing, the collateral coverage ratio is no less than 2.0 to 1.0. The proceeds from the Facility will be used for certain general corporate purposes and operating expenses. As a condition to the drawing under the Facility, we are required to comply with all applicable provisions of the CARES Act.

Borrowings under the Facility will initially bear interest at a variable rate per annum equal to (a) the Adjusted LIBO Rate (as defined in the Loan Agreement) plus (b) 2.50% accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with September 15, 2021), and on June 30, 2024. The applicable interest rate for the $45.0 million loan drawn on the ERP Closing Date under the Facility is 2.73% per annum for the period from the ERP Closing Date through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. All advances under the Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on June 30, 2024.

The Facility is secured by (i) our frequent flyer loyalty program, HawaiianMiles, including but not limited to loyalty program partner participation agreements (including rights to receive cash flows thereunder), documents, deposit accounts, securities accounts, books and records and intellectual property primarily used in connection with the loyalty program and (ii) 14 Boeing 717-200 airframes and the related 28 Rolls Royce BR715-A1-30 engines, together with their related accessories, aircraft documents and parts (collectively, the Collateral). The Facility is also subject to various financial covenants, including a minimum collateral coverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.75 to 1.00.

In connection with our entry into the Loan Agreement, we also entered into a warrant agreement (the ERP Warrant Agreement), with the Treasury under the ERP. Pursuant to the ERP Warrant Agreement, we agreed to issue warrants to purchase up to an aggregate of 3,553,299 shares of our common stock (the ERP Warrants) at an exercise price of $11.82 per share (the Exercise Price). Pursuant to the ERP Warrant Agreement, (a) on the ERP Closing Date, we issued to the Treasury an ERP Warrant to purchase up to 380,711 shares of our common stock and (b) on the date of each borrowing under the Loan Agreement, we will issue to the Treasury an additional ERP Warrant for a number of shares of our common stock equal to 10% of such borrowing, divided by the Exercise Price. The ERP Warrants are non-voting, are freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

On October 23, 2020, we entered into the Amended and Restated Loan Agreement with the Treasury providing for an increase in borrowings available under the Loan Agreement from $420 million to $622 million and correspondingly increased the aggregate number of ERP Warrants available to be issued to the Treasury up to 5,262,267.

On February 4, 2021, immediately prior to the closing of the Offering (as defined below), Hawaiian repaid in full the $45.0 million loan, and in connection with such repayment, terminated the Amended and Restated Loan Agreement. We have ongoing obligations to the Treasury under the ERP Warrants, CARES Act and the CAA 2021 (discussed below).

Consolidated Appropriations Act, 2021

On December 27, 2020, CAA 2021 was enacted, which included $900 billion for various COVID-19 relief programs, including $15.0 billion for airline workers under an extension of the CARES Act PSP.

On January 15, 2021 (the PSP Extension Closing Date), we entered into an extension to the PSP Agreement (the PSP Extension Agreement), and in connection with the PSP Extension Agreement, entered into a warrant agreement (the Warrant Extension Agreement) with the Treasury, and issued a promissory note to the Treasury (the Extension Note). Pursuant to the PSP Extension Agreement, the Treasury will provide us with financial assistance to be paid in installments expected to total in the aggregate approximately $167.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees, as defined in the PSP Extension Agreement. The first installment, in the amount of $83.8 million (representing 50% of the expected total payment), was received on January 15, 2021. The remaining installments are anticipated to be paid as follows: (i) 50% of the current expected total payment, which is expected to be paid in the first quarter of 2021 and (ii) a possible final payment based on any upward adjustments by Treasury to the initial expected total payment.

Under the PSP Extension Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits from December 1, 2020 through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

The Extension Note will increase to a total principal sum of approximately $20.3 million as Hawaiian receives installments from the Treasury under the PSP Extension Agreement. The Extension Note has a ten year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Extension Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Extension Closing Date, which interest is payable semi-annually beginning on March 31, 2021. The Extension Note may be prepaid at any time, without penalty and is subject to customary change of control acceleration provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Extension Agreement, and pursuant to the Warrant Extension Agreement, we agreed to issue to the Treasury up to a total of 113,940 warrants to purchase shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

Loyalty Program and Intellectual Property Financing

On February 4, 2021, Hawaiian, a direct wholly owned subsidiary of the Company, completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the “Loyalty Issuer” and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes).

The Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (HoldCo 1), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (HoldCo 2 and, together with HoldCo 1, the “Cayman Guarantors”), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the “Parent Guarantors” and the Parent Guarantors, together with the Cayman Guarantors, the Guarantors). The Notes were issued pursuant to an Indenture, dated as of February 4, 2021 (the Indenture), among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee, collateral agent and collateral custodian. The Notes will mature on January 20, 2026 and bear interest at a rate of 5.750% per year, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, beginning on July 20, 2021.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word “Hawaiian” or any successor brand and the “hawaiianairlines.com” domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted to Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP (the Brand IP Sublicense). Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian’s rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP (the Loyalty Program IP Sublicense).

The Notes are secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than Excluded Property (as defined in the Indenture) and subject to certain permitted liens (collectively, the Issuer Collateral). The note guarantees of Hawaiian are secured by (i) a first-priority security interest in 100% of the equity (other than the special share issued to the Special Shareholder (as defined in the Indenture)) of HoldCo 1 and (ii) the Brand IP and the Loyalty Program Collateral (collectively, the Hawaiian Collateral). The note guarantees of the Cayman Guarantors are secured by first-priority security interests in substantially all of the assets of the Cayman Guarantors, including pledges of the equity of their respective subsidiaries (other than the special share issued to the Special Shareholder (as defined in the Indenture)) (collectively, the Subsidiary Collateral and, together with the Issuer Collateral and the Hawaiian Collateral, the Collateral). The note guarantee of Holdings is unsecured.

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time and from time to time, after January 20, 2024 at the redemption prices set forth in the Indenture. In addition, the Notes are redeemable, at the option of the Issuers, at any time and from time to time, in whole or in part, prior to January 20, 2024 at a price equal to 100% of their principal amount plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Additionally, from time to time on or prior to January 20, 2024, the Issuers may also redeem up to 40% of the original outstanding principal amount of the Notes with proceeds from any one or more equity offerings of Hawaiian at a redemption price equal to 105.75% of the principal amount of Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Upon the occurrence of certain mandatory prepayment events and mandatory repurchase offer events, the Issuers will be required to make a prepayment on the Notes, or offer to repurchase the Notes, pro rata, to the extent of any net cash proceeds received in connection with such events, at a price equal to 100% of the principal amount to be prepaid, plus, in some cases, an applicable premium. In addition, upon a change of control of Hawaiian, the Issuers may be required to make an offer to prepay the Notes at a price equal to 101% of the respective principal amounts thereof, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Indenture contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors and, in certain circumstances, Hawaiian to, among other things: (i) make Restricted Payments (as defined in the Indenture), (ii) incur additional indebtedness, (iii) create certain liens on the Collateral, (iv) sell or otherwise dispose of the Collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuers’ assets. The Indenture also requires the Issuers and, in certain circumstances, Hawaiian, to comply with certain affirmative covenants, including depositing the Transaction Revenues (as defined in the Indenture) in collection accounts, with amounts to be distributed for the payment of fees, principal and interest on the Notes pursuant to a payment waterfall described in the Indenture, and certain financial reporting requirements. In addition, the Indenture requires Hawaiian to maintain minimum liquidity at the end of any business day of at least $300.0 million.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2020		2019		2018
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	3,353		11,737		11,830
Revenue passenger miles (RPM)	4,558,045		17,808,913		17,198,985
Available seat miles (ASM)	7,527,383		20,568,476		20,158,139
Passenger revenue per RPM (Yield)	14.59	¢	14.59	¢	15.13	¢
Passenger load factor (RPM/ASM)	60.6%		86.6%		85.3%
Passenger revenue per ASM (PRASM)	8.83	¢	12.63	¢	12.91	¢
Total Operations (a) :
Revenue passengers flown	3,362		11,751		11,840
RPM	4,576,623		17,826,887		17,206,703
ASM	7,560,486		20,596,711		20,171,911
Operating revenue per ASM (RASM)	11.17	¢	13.75	¢	14.07	¢
Operating cost per ASM (CASM)	19.74	¢	12.16	¢	12.51	¢
CASM excluding aircraft fuel, gain/loss on sale of aircraft, contract terminations expense, and special items (b)	18.35	¢	9.54	¢	9.36	¢
Aircraft fuel expense per ASM (c)	2.13	¢	2.62	¢	2.97	¢
Revenue block hours operated	82,711		218,801		208,809
Gallons of jet fuel consumed	106,225		270,001		273,783
Average cost per gallon of jet fuel (actual) (c)	$1.52		$2.01		$2.19
(a)Includes the operations of our contract carrier under a CPA. Total Operations includes both scheduled and chartered operations.
(b)Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
(c)Includes applicable taxes and fees.
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. We record passenger revenue when the transportation is provided or when scheduled flight for tickets are expected to expire unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. Typically, we strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile; however, as a result of the COVID-19 pandemic, many of our operating measures in 2020 are not meaningful for purposes of comparative analysis against prior years. Other revenue primarily consists of cargo revenue, incidental services revenue, marketing component related to the sale of frequent flyer miles, contract services and charter services revenue.

Operating revenue was $0.84 billion, $2.83 billion and $2.84 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in operating revenue in 2020 from 2019 was driven by decreased passengers and other revenue primarily related to the ongoing impacts of the COVID-19 pandemic and is discussed further below:
2020 vs. 2019
Passenger Revenue
Passenger revenue decreased by $1,933.0 million, or 74.4%, in the year ended December 31, 2020, as compared to the prior year. Details of this change are described in the table below:

		Increase (Decrease) vs. Year Ended December 31, 2019
	Year Ended December 31, 2020	Passenger Revenue	Yield	RPMs	ASM	PRASM
	(in millions)
Domestic	$517.3	$(1,403.5)	(3.0)%	(72.2)%	(57.6)%	(36.5)%
International	147.5	(529.4)	4.5	(79.1)	(75.8)	(9.9)
Total scheduled	$664.8	$(1,932.9)	—%	(74.4)%	(63.4)%	(30.1)%
Domestic revenue decreased $1.4 billion during the year ended December 31, 2020 largely due to a capacity reduction of 57.6%, as measured in ASM as compared to same period in 2019. The decline was driven by the ongoing impacts of the COVID-19 pandemic.
International passenger revenue decreased $529.4 million during the year ended December 31, 2020, largely due to a capacity reduction of 75.8%, as measured in ASM, as compared to the same period in 2019. In late March 2020, we suspended all international flights in response to the COVID-19 pandemic. We began recommencing scheduled international passenger flights, on a limited basis, in the fourth quarter.
Despite the evolution of travel restrictions in recent months in the United States, restrictions for travel to and within the State of Hawai'i as well as travel to and from various international locations, including those in the Hawaiian network, remain in effect. On October 15, 2020, the State of Hawai'i began its pre-travel testing program allowing travelers coming to Hawai'i from the mainland United States to bypass the quarantine requirement with proof of a negative COVID-19 test from a state-approved testing partner (the pre-travel testing program). The State of Hawai'i and counties within the state continue to evaluate and update testing requirements for travel to and within the state, including the required timing of testing results and the expansion of the pre-travel testing program to travelers from international locations, specifically travelers from Canada, Japan and Korea. Additionally, on January 21, 2021, President Biden issued an executive order that requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with applicable CDC guidelines concerning international travel, including recommended periods of self-quarantine after entry into the United States.
We expect this significantly lower demand environment to continue through at least the first half of 2021, with improvement in the international markets expected to lag behind domestic demand recovery, once government travel restrictions begin to lift and customer demand starts to return.
In December 2020, we announced the addition of three new U.S. mainland cities; Austin, Texas, Ontario, California, and Orlando, Florida, with service to and from Honolulu, Hawai`i, beginning in the first and second quarters of 2020. Additionally, we expanded service with daily non-stop flight between Kahului, Hawai`i and Long Beach, California commencing in March 2021.
Other Operating Revenue
Other operating revenue decreased by $54.4 million, or 23.2%, in the year ended December 31, 2020, as compared to the prior year, primarily due to reductions in cargo and loyalty program revenue as a result of the COVID-19 pandemic.
Cargo revenue decreased $20.9 million during the twelve months ended December 31, 2020 as compared to the prior year due to reduced volumes as a result of the impacts of the COVID-19 pandemic. Loyalty revenue, primarily comprised of brand and marketing performance obligations, decreased $20.1 million during the twelve months ended December 31, 2020, as compared to the prior year, as a result of reduced credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services which collectively, declined during the twelve months ended December 31, 2020 by approximately $13.3 million as compared to the prior year, as a result of our reduced operations.
Operating Expenses
During the year ended December 31, 2020, total operating expense decreased $1.0 billion or 40.4% to $1.5 billion as compared to the same period in 2019. The largest components of our operating expenses are wages and benefits provided to our employees and aircraft fuel (including taxes and delivery). Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2020 as compared to year ended December 31, 2019
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(381,210)	(70.3)%
Wages and benefits	(335,746)	(46.4)
Aircraft rent	(15,014)	(12.6)
Maintenance materials and repairs	(128,201)	(51.3)
Aircraft and passenger servicing	(106,259)	(64.7)
Commissions and other selling	(83,919)	(64.4)
Depreciation and amortization	(7,241)	(4.6)
Other rentals and landing fees	(55,814)	(43.1)
Purchased services	(32,517)	(24.7)
Special items	184,111	100.0
Other	(50,517)	(32.5)
Total	$(1,012,327)	(40.4)%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The decrease in aircraft fuel expense is illustrated in the following table:

	Year Ended December 31,
	2020	2019	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$161,363	$542,573	(70.3)%
Fuel gallons consumed	106,225	270,001	(60.7)%
Average fuel price per gallon, including taxes and delivery	$1.52	$2.01	(24.4)%
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
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2020	2019	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$161,363	$542,573	(70.3)%
Realized losses on settlement of fuel derivative instruments	9,035	12,403	(27.2)%
Economic fuel expense	$170,398	$554,976	(69.3)%
Fuel gallons consumed	106,225	270,001	(60.7)%
Economic fuel costs per gallon	$1.60	$2.06	(22.3)%

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits
Wages and benefits expense decreased by $335.7 million, or 46.4%, in the year ended December 31, 2020 as compared to the same period in 2019. The decrease was primarily attributed to the recognition of $240.6 million in contra-expense related to the grant portion of PSP funding during the year ended December 31, 2020 and was recorded in proportion to estimated wage and benefits expense over the period it covered. Additionally, in March 2020, we instituted a temporary hiring freeze, reduced officer salaries between 10% and 50% through September 2020, and instituted various voluntary and involuntary leave programs.
During the third quarter of 2020, we announced and completed voluntary separation program offerings across all of our labor groups. Additionally, we announced involuntary workforce reductions, the majority of which were effective October 1, 2020. Combined with our voluntary leave programs, our separation programs together represented an approximately 32% reduction of our total workforce.
On January 15, 2021, we entered into the PSP Extension for financial assistance to be released in installments totaling approximately $167.5 million, of which $147.3 million will be in the form of a grant and will be recognized as a reduction to wages and benefits in the first quarter of 2021.
As a result of workforce reductions, continued lower levels of operations, and the recognition of PSP Extension funds, we expect salaries and related costs to decline in the first quarter of 2021 in comparison with the prior comparable period.
Aircraft rent
Aircraft rent decreased $15.0 million or 12.6%, for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily attributed to lease extensions entered into for certain of our A330-200 and Boeing 717-200 aircraft in the second half of 2019, resulting in more favorable lease rates extended over periods ranging between two to eight years. These decreases were partially offset by increased rent expense as generated from the completion of two sale-leaseback transactions in July 2020. The transactions qualified as a sale, generating an immaterial loss, and the associated assets were removed from our unaudited Consolidated Balance Sheets within property and equipment, net, and recorded as operating lease right-of-use assets. Refer to Note 9 in the Notes to Consolidated Financial Statements for more information on our finance and operating leases.
Maintenance materials and repairs
Maintenance materials and repairs decreased $128.2 million, or 51.3%, for the year ended December 31, 2020, as compared to the prior year. The decrease is primarily attributed to reductions in variable-related maintenance costs commensurate with capacity reductions during the periods in response to the COVID-19 pandemic. We expect maintenance, materials and repairs expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we rebuild operational capacity in 2021.
Aircraft and passenger servicing
Aircraft and passenger servicing expense decreased by $106.3 million, or 64.7%, for the year ended December 31, 2020 as compared to the prior year. The decline is primarily due to the capacity reductions discussed above. We expect aircraft and passenger servicing expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we build our operational capacity in 2021.
Commissions and other selling expenses
Commissions and other selling expenses decreased by $83.9 million, or 64.4%, for the year ended December 31, 2020 as compared to the prior year. The decrease in commissions and other selling expense was primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect commissions and other selling expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we build our operational capacity in 2021.
Other rentals and landing fees

Other rentals and landing fees decreased by $55.8 million, or 43.1%, for the year ended December 31, 2020 as compared to the prior year. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the year ended December 31, 2020. We expect other rentals and landing fees expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we build our operational capacity in 2021.
Purchased services
Purchased services decreased by $32.5 million, or 24.7%, for the year ended December 31, 2020 as compared to the prior year. The decrease in purchased services expense is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect purchased services expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we build our operational capacity in 2021.
Special items
During the year ended December 31, 2020, we recognized approximately $184.1 million of special items, comprised of the following:
•In March 2020, we reached an agreement in principle with our flight attendants, represented by the AFA, on a new five-year contract that runs through April 2025. On April 3, 2020, we received notification from the AFA that a collective bargaining agreement (the CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flight attendants upon retirement. During the first quarter of 2020, we recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and recognized this as a special item in the Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of wages and benefits in the Consolidated Statements of Operations.
•During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. We qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.
•During the second quarter of 2020, we recorded special items of $34.0 million comprised of: (a) an impairment charge of $27.5 million to mark down our ATR-42 and ATR-72 fleets to fair value; (b) an impairment charge of $3.4 million to mark down our commercial real estate assets to fair value; and (c) an approximately $3.1 million write-off for discontinued software-related projects as a result of the COVID-19 pandemic.
•During the third quarter of 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation and temporary leave programs, the majority of which were effective October 1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $5.7 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.
•During the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off of approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic. Additionally, we recorded $0.3 million in additional costs for the finalization of the voluntary and involuntary separation programs discussed above.
Other expense
The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the year ended December 31, 2020 as compared to the same period in 2019. We expect other expense to decline in the first quarter of 2021 versus the comparable prior year period due to the capacity reductions discussed above, with incremental increases as we build our operational capacity in 2021.

Nonoperating expense, net
Net nonoperating expense increased by $30.0 million in the year ended December 31, 2020, as compared to the prior year, primarily due to the movement of realized and unrealized gains and losses associated with our fuel and foreign currency derivative instruments, which are not designated for hedge accounting under ASC 815, Derivatives and Hedging, and the movement of unrealized gains and losses on our debt instruments denominated in foreign currency.
Income Tax Expense
Our effective tax rate was 27.0% for the year ended December 31, 2020, compared with 26.6% for the prior year. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the twelve months ended December 31, 2020 includes the impact of a nondeductible goodwill impairment, a tax benefit resulting from the rate differential of NOL carryforwards generated in recent periods which were carried back to prior years, and a $7.1 million valuation allowance reserve recorded against state deferred tax assets. Refer to Note 10 to the Notes to Consolidated Financial Statements for additional discussion.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $864.4 million as of December 31, 2020, compared to $618.7 million as of December 31, 2019. As a result of the COVID-19 pandemic, we have taken, and are continuing to take, actions to increase liquidity and augment our financial position, which include:
•On March 16, 2020, we drew down fully from our previously undrawn $235.0 million revolving credit facility. On February 11, 2021, we repaid the $235.0 million outstanding amount drawn on our revolving credit facility. We have the ability to draw down on the revolving credit facility in the future, should the need arise.;
•We suspended dividend payments, and our stock repurchase program;
•We received $240.6 million in grants and $60.3 million in loans pursuant to the PSP under the CARES Act;
•In September 2020, we entered into the Loan Agreement with the Treasury to borrow up to $420.0 million in secured term loans pursuant to the ERP under the CARES Act. On October 23, 2020, we amended and restated our Loan Agreement with the Treasury to increase the maximum amount available to be borrowed by us to $622 million. As of December 31, 2020, we had borrowed $45.0 million under the ERP. As discussed above, we repaid the outstanding loan under the ERP on February 4, 2021;
•During the third quarter of 2020, we completed $376.0 million in financings secured by aircraft, including the issuance of enhanced equipment trust certificates and two sale-leaseback transactions. See Note 2 and Note 8 to the Notes to Consolidated Financial Statements for more information on our financing activities; and
•In December 2020, we commenced our ATM Program. During the twelve months ended December 31, 2020, 2.1 million shares were sold in the ATM Program at an average price of $19.79 per share, with net proceeds of approximately $41.2 million.

As discussed above, on February 4, 2021, we completed a our Notes Offering for an aggregate of $1.2 billion principal amount of 5.750% senior secured notes due 2026. Immediately prior to the closing of the offering, we repaid in full the $45.0 million loan from the Treasury under the ERP. We continue to explore and pursue options to raise additional financing as opportunities may arise.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never experienced such an unprecedented event impacting global travel, and as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. However, based on our assumptions and estimates with respect to the temporary suspension of nearly the entirety of our operations, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months.
Cash Flows
Net cash used in operating activities was $310.7 million in the year ended December 31, 2020 as compared to net cash provided by operating activities of $485.1 million in the prior year. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The significant decline in operating cash flows during the twelve months ended December 31, 2020 was largely driven by the adverse impact of the COVID-19 pandemic on our financial results.

Cash used in investing activities was $98.8 million and $405.2 million for the years ended December 31, 2020 and 2019, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, the sale and leaseback of two A321-200neo aircraft, and the purchases and sales of short-term investments. During the year ended December 31, 2020, capital expenditures were approximately $105.3 million, the majority of which relate to predelivery payments for our Boeing 787-9 aircraft deliveries and the purchase of our last A321neo aircraft in May 2020 as compared with $397.4 million in capital expenditures during the year ended December 31, 2019. The reduction in capital expenditures was primarily driven by the ongoing impact of the COVID-19 pandemic, which resulted in the suspension of non-essential projects as well as the deferral of Boeing 787-9 aircraft deliveries and thus, pre-delivery payments. Refer to Note 14 to the Notes to Consolidated Financial Statements for additional information on the amendment of our B787 purchase agreement. During the year ended December 31, 2020, our purchases and sales of short-term investments resulted in net cash outflow of $107.5 million as compared to net cash outflow of $11.1 million during the prior year. Additionally, during the year ended December 31, 2020, we entered into two sale and leaseback transactions generating total proceeds of $114.0 million. We did not execute any sale and leaseback transactions during the prior year. Refer to Note 9 to the Notes to Consolidated Financial Statements for additional discussion on our sale and leaseback transactions.
Net cash provided by financing activities was $546.1 million and $24.5 million for years ended December 31, 2020 and 2019, respectively. As discussed above, cash from financing activities is primarily driven from financings and equity offerings completed by us during 2020 to increase liquidity in response to the adverse financial impact of the COVID-19 pandemic. This is in comparison to $227.9 million in financings entered into in the prior year. Refer to Note 8 to the Notes to Consolidated Financial Statements for additional information on our debt obligations and Note 13 to the Notes to Consolidated Financial Statements for information on our equity offering. During the year ended December 31, 2020, and prior to the suspension of our dividend and share repurchase programs pursuant to the CARES Act and the CAA 2021, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments, as compared to $91.5 million during the prior year.
Credit Card Holdbacks
Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, are reported as restricted cash in our Consolidated Balance Sheets. As of December 31, 2020 and 2019, there were no holdbacks held with our credit card processors.
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
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2020, the excess of the projected benefit obligations over the fair value of plan assets was approximately $224.7 million. We contributed $4.1 million and $3.8 million to our disability plan in 2020 and 2019, respectively.
During the years ended December 31, 2020 and 2019, we were not required to, and did not make, contributions to our defined benefit pension plan. In 2018, we contributed $50.0 million to our defined benefit pension plans (excluding one-time settlement payments). Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan, we do not anticipate making any cash contributions to our defined benefit plan during 2021.
Stock Repurchase Program and Dividends
In November 2018, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. On March 18, 2020, we indefinitely suspended all repurchases under the approved repurchase plan in connection with our receipt of financial assistance under the CARES Act and the CAA 2021, which restricts us from repurchasing shares and making dividend payments until March 31, 2022. We spent $7.5 million and $68.8 million to repurchase and retire approximately 0.3 million shares and 2.5 million shares of our common stock in open market transactions during the years ended December 31, 2020 and 2019, respectively.

The following table displays information with respect to our stock repurchase programs as of December 31, 2020:

(in thousands, except repurchase price)	Share Repurchase Authorization (in '000s)	Weighted Average Repurchase Price	Planned Completion Date	Authorization Remaining (in '000s)
April 2015 Program	$100,000	$25.75	April 2017	Completed April 2017
April 2017 Program	100,000	39.85	May 2019	Completed December 2017
November 2017 Program	100,000	36.71	December 2019	Completed December 2018
November 2018 Program	100,000	27.47	Suspended	Suspended

We declared and paid cash dividends of $5.5 million, $22.8 million, and $24.2 million in 2020, 2019, and 2018, respectively. Our receipt of financial assistance under the CARES Act and the CAA 2021 precludes us from making any further dividend payments until March 31, 2022.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2020 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt obligations, including principal and interest (1)	$1,345,360	$156,471	$526,756	$279,006	$383,127
Finance lease obligations, including principal and interest (2)	167,844	27,130	55,420	29,159	56,135
Operating leases obligations (2)	782,133	110,921	196,241	158,539	316,432
Aircraft purchase commitments (3)	1,654,955	8,483	501,173	913,030	232,269
Other commitments (4)	416,570	78,566	141,485	107,850	88,669
Projected employee benefit contributions (5)	78,600	—	25,900	38,000	14,700
Total contractual obligations	$4,445,462	$381,571	$1,446,975	$1,525,584	$1,091,332
(1)Represents scheduled principal and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of December 31, 2020.
(2)Refer to Note 9 to the Notes to Consolidated Financial Statements for additional information regarding finance and operating leases.
(3)Amounts include our firm commitments for aircraft and aircraft related equipment. On October 26, 2020, we entered into an amendment to our 787-9 purchase agreement with Boeing, providing for a change in our aircraft delivery schedule to between 2022 through 2026. The committed expenditures under the amended agreement is reflected in the table above.
(4)Amounts include commitments for services provided by third parties for aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.
(5)Amounts include our estimated minimum contributions to our pension plans (based on actuarially determined estimates) and contributions to our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation

Capital Commitments
As of December 31, 2020, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2022 and 2025
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $8 million in 2021, $343 million in 2022, $158 million in 2023, $505 million in 2024, $408 million in 2025, and $232 million thereafter.
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
Non-GAAP Financial Measures
We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:
•We believe it is the basis by which we are evaluated by industry analysts and investors;
•These measures are often used in management and board of directors' decision making analysis;
•It improves a reader's ability to compare our results to those of other airlines; and
•It is consistent with how we present information in our quarterly earnings press releases.
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:
•During the year ended December 31, 2020, the effective tax rate included a tax benefit of $45.4 million resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the NOLs and the previous tax rate of 35% that was in effect during the years to which NOLs were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
•During the year ended December 31, 2020, we recognized $240.6 million in contra-expense related to grant proceeds from the PSP. The grant proceeds were recognized in proportion to estimated wages and benefits expense over the period the PSP covers. We utilized all proceeds under the PSP as of September 30, 2020.
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
•Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This adjustment includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•Change in unrealized losses on foreign debt are based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•Loss (gain) on sale of aircraft is the result of adjustments to the final purchase price for three of our Boeing 767-300 aircraft included in a forward sale agreement we entered into in January 2018 and described below. During the year ended December 31, 2018, we recorded a loss of $0.3 million. During the year ended December 31, 2019, we recorded a gain on disposal of Boeing 767-300 aircraft equipment of $1.9 million in conjunction with the retirement of our Boeing 767-300 fleet.

2020 Special Items
•During the first quarter of 2020, we recognized $126.9 million of special items in the Consolidated Statements of Operation, comprised of the following:
◦On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provided for, among other things, a ratification payment, payable over twelve months. We recorded a $23.5 million ratification bonus, of which $20.2 million related to service prior to January 1, 2020, and was recorded as a special item.
◦We recognized a goodwill impairment charge of $106.7 million. Refer to Note 2 to the Notes to Consolidated Financial Statements for additional discussion.
•During the second quarter of 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 2 to the Notes to Consolidated Financial Statements for additional discussion.
•During the third quarter of 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation programs, the majority of which were effective October 1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $5.7 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.
•During the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off of approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic. Additionally, we recorded $0.3 million in additional costs for the finalization of the voluntary and involuntary separation programs discussed above.
2018 Contract Terminations Expense
•During the year ended December 31, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

◦In January 2018, we entered into a transaction with our lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the lease and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a contract termination fee. The expensed amount represents the total purchase price amount over fair value of the aircraft purchased as of the date of the transaction.

◦In February 2018, we exercised our right to terminate our aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, we were obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. We recorded a contract terminations expense to reflect the termination penalty in our consolidated statements of operations.

We believe that excluding such special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2020		2019		2018
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income (loss), as reported	$(510,935)	$(11.08)	$223,984	$4.71	$233,200	$4.62
Adjusted for:
CARES Act - carryback of additional NOLs	(45,416)	(0.99)	—	—	—	—
CARES Act grant recognition	(240,648)	(5.22)	—	—	—	—
Changes in fair value of fuel derivative contracts	(2,105)	(0.05)	(5,694)	(0.13)	19,973	0.39
Unrealized loss on non-designated fx positions	1,327	0.03	—	—	—	—
Unrealized loss on foreign debt	14,759	0.32	696	0.02	380	0.01
Loss (gain) on sale of aircraft	—	—	(1,948)	(0.04)	309	0.01
Special items	184,111	3.99	—	—	—	—
Nonoperating special items	5,682	0.12	—	—	—	—
Contract terminations expense	—	—	—	—	35,322	0.70
Tax effect of adjustments	42,252	0.92	1,845	0.04	(14,365)	(0.29)
Adjusted net income	(550,973)	(11.96)	218,883	4.60	274,819	5.44
Operating Costs per Available Seat Mile (CASM)
We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and special items (if applicable) to measure and monitor its costs.
CASM and CASM, excluding fuel, loss (gain) on sale of aircraft, contract terminations expense, and special items, are summarized in the table below:

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except for CASM figures)
GAAP operating expenses	$1,492,424		$2,504,751		$2,523,043
Adjusted for:
Aircraft fuel, including taxes and delivery	(161,363)		(542,573)		(599,544)
CARES Act PSP grant recognition	240,648		—		—
Special items	(184,111)		—		—
Contract terminations expense	—		—		(35,322)
Loss (gain) on sale of aircraft	—		1,948		(309)
Adjusted operating expenses	$1,387,598		$1,964,126		$1,887,868
Available Seat Miles	7,560,486		20,596,711		20,171,911
CASM—GAAP	19.74	¢	12.16	¢	12.51	¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.13)		(2.62)		(2.97)
CARES Act PSP grant recognition	3.18		—		—
Special items	(2.44)		—		—
Contract terminations expense	—		—		(0.18)
Adjusted CASM	18.35	¢	9.54	¢	9.36	¢

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
Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies and estimates are described below. See the summary of significant accounting policies included in Note 1 to the Notes to Consolidated Financial Statements for additional discussion of the application of these estimates and other accounting policies.
Revenue Recognition
Passenger revenue. We record direct passenger ticket sales and tickets sold by other airlines for use on Hawaiian as passenger revenue when the transportation is provided or when scheduled flights for tickets are expected to expire unused. The value of unused passenger tickets is included in current liabilities as Air traffic liability. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, we announced the waiver of certain change fees and extended ticket validity for up to 24 months. We assessed the impact of this change and believe that the classification of Air Traffic Liability as a current liability continues to remain appropriate. We record an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends. Given the impact of the COVID-19 pandemic on actual results and its continued impact on demand, we have monitored, and will continue to monitor customers' travel behavior and may adjust our estimates in the future. Ticket change fees are recorded in Air traffic liability and recognized when the related transportation is provided.
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

Miles expire after 18 months of member account inactivity. We review our breakage estimates annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). Our estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Due to the effects of the COVID-19 pandemic, including changes to our ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.
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
The significant assumptions as of December 31, 2020 are as follows:

Pension:
Discount rate to determine projected benefit obligation	2.63%
Expected return on plan assets	6.76%	^
Postretirement:
Discount rate to determine projected benefit obligation	3.38%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.50%
Ultimate	4.75%
Years to reach ultimate trend rate	6
Disability:
Discount rate to determine projected benefit obligation	3.40%
Expected return on plan assets	4.90%	^
N/A      Not Applicable
^    Expected return on plan assets used to determine the net periodic benefit expense for 2021 is 6.29% for the pension plans and 4.28% for the disability plan.
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

2021 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2021 pension expense	$3.7
Increase in estimated 2021 disability benefit expense	0.4
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2020	$60.0
Increase in other postretirement benefit obligation as of December 31, 2020	22.7
Decrease in estimated 2021 pension expense (operating and nonoperating)	(0.9)
Increase in estimated 2021 other postretirement benefit expense (operating and nonoperating)	1.7
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2020	$10.7
Increase in estimated 2021 other postretirement benefit expense (operating and nonoperating)	1.4

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2020	$9.2
Increase in estimated 2021 other postretirement benefit expense (operating and nonoperating)	0.9
Goodwill and Indefinite-lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized. We assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of its goodwill and indefinite-lived assets under either a qualitative or quantitative approach. When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering its market capitalization. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.
During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. We qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of our goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on our Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million. Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the industry in which we operate. Under the market approach, the principal assumption included an estimate for a control premium.

As of December 31, 2020, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We determined that the fair value of our indefinite-lived intangible assets exceeded its carrying value and was not impaired.
Long-Lived Assets
Our long-lived assets used in operations, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the Consolidated Balance Sheets, and have a carrying value of approximately $2.1 billion at December 31, 2020. We review long-lived assets used in operations for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
As a result of the COVID-19 pandemic, including capacity reductions, the temporary grounding of the majority of our fleet, as well as reduced future cash flow projections, we previously identified, and continue to identify, indicators of impairment of our long-lived assets. During the second quarter of 2020, it was determined that the net carrying values of our ATR-42 and ATR-72 fleets and assets held under our commercial real estate subsidiary were not recoverable through the generation of future undiscounted cash flows as of June 30, 2020. We estimated the fair value of our ATR-42 and ATR-72 fleets using a third-party valuation, which takes into consideration market pricing information, among other factors, and resulted in a $27.5 million impairment charge. We estimated the fair value of our commercial real-estate entity using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, which resulted in a $3.4 million impairment charge. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate.
During the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off of approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic.
Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near and medium term, we evaluated the remainder of our fleet and determined that only the fleet types discussed above were impaired as the forecasted future cash flows from operation of the fleet through the respective retirement dates continue to exceed their carrying values. We will continue to monitor the duration and extent of the impact of the COVID-19 pandemic on our business and will continue to evaluate our current fleet and other long-lived assets for impairment accordingly.
Income Tax Valuation Allowance
We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize all of our state deferred tax assets. Accordingly, as of December 31, 2020, we recorded a valuation allowance of $9.6 million against our deferred tax assets. If we determine that it is more likely than not that we will generate sufficient taxable income to realize the remainder of our deferred income tax assets, we will reverse our valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made.
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

Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 11% of our operating expenses for the year ended December 31, 2020. Approximately 69% of our fuel is based on Singapore jet fuel prices, 28% is based on U.S. West Coast jet fuel prices, and 3% on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2020, we hedged approximately 4% of our projected fuel requirements for 2021. A one cent increase in the cost of a gallon of jet fuel would result in approximately $2.7 million of additional annual fuel expense based on 2019 operational levels.
Interest Rates
Our exposure to market risk associated with changes in interest rates is primarily associated with our debt obligations. At December 31, 2020, we had $891.3 million of fixed-rate and $280.0 million of variable-rate debt. Market risk associated with our fixed rate long-term debt relates to the potential reduction in fair value from an increase in interest rates. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $22.1 million at December 31, 2020.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2020, the fair value of our foreign currency forwards reflected a net liability position of $1.4 million in the consolidated balance sheet. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a change in annual pretax income, excluding the impact of foreign currency hedges, of approximately $5.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of goodwill
Description of the Matter
During the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $106.7 million. As discussed in Note 1 to the consolidated financial statements, the Company assesses whether goodwill is impaired on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Due to the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic, the Company determined that an impairment loss may have been incurred as of March 31, 2020 and performed an interim quantitative test of the recoverability of its goodwill balance using a combination of income and market-based approaches to estimate fair value.

Auditing the goodwill impairment test was complex and highly judgmental due to significant estimation required in estimating the fair value of the Company. The fair value estimate was sensitive to significant assumptions, specifically the revenue growth rates, cost per available seat mile, and weighted-average cost of capital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the fair value of the reporting unit, including the valuation model, the significant underlying assumptions selected by management, and data inputs used in the valuation model.

To test the estimated fair value of the Company, our audit procedures included, among others, evaluating the significant data and assumptions used to develop the estimate, including comparison of such data and assumptions to current industry trends, the Company’s accounting records, and market data of peer companies. We involved our specialist to assist in evaluating the methodologies and key assumptions used to estimate the fair value, including the weighted average cost of capital. Our specialist also performed comparative calculations and sensitivity analyses over the significant assumptions used in developing the fair value estimate and to test the significant assumptions used in aggregate. In addition, we tested management’s reconciliation of the estimated fair value to the market capitalization of the Company.

Impairment of long-lived assets
Description of the Matter
At December 31, 2020, the Company’s long-lived assets balance was $2.1 billion. This balance consists principally of aircraft and other non-aircraft equipment. As discussed in Note 1 to the consolidated financial statements, the Company reviews long-lived assets used in operations for impairment when events and changes in circumstances indicate that the asset groups may be impaired. When an indicator of potential impairment is identified, the Company estimates its undiscounted future cash flows of the asset group. When the carrying value of the asset group is greater than its undiscounted future cash flows, the Company estimates the fair value of the asset group to calculate any impairment charges.

During 2020, the Company determined that the net carrying values of the ATR-42 fleet and ATR-72 fleet were not recoverable through the generation of undiscounted future cash flows. The Company estimated the fair value of its ATR-42 fleet and ATR-72 fleet using a third-party specialist, which resulted in a $32.4 million impairment charge.

Auditing the valuation of long-lived assets was complex and highly judgmental due to the significant estimation involved in determining the fair value of the aircraft in the current market environment. The fair value estimate was sensitive to significant assumptions, specifically published sources of independent appraisals based on the long-term use assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived assets impairment process. This included controls over the significant data and assumptions used in the Company’s valuation of its asset groups that were not recoverable through the generation of undiscounted future cash flows.

To test the valuation of the Company’s asset groups that were not recoverable through the generation of undiscounted future cash flows, we involved our specialist to assist in evaluating the methodologies and key assumptions used in the valuation performed by the Company’s third-party specialist. Our specialist also provided corroborative prices for each aircraft fleet.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1999.

Honolulu, Hawai'i
February 12, 2021

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in thousands, except per share data)
Operating Revenue:
Passenger	$664,799	$2,597,772	$2,602,793
Other	180,014	234,456	234,618
Total	844,813	2,832,228	2,837,411
Operating Expenses:
Wages and benefits	387,910	723,656	684,719
Aircraft fuel, including taxes and delivery	161,363	542,573	599,544
Aircraft rent	103,890	118,904	125,961
Maintenance materials and repairs	121,571	249,772	239,759
Aircraft and passenger servicing	58,016	164,275	157,796
Commissions and other selling	46,297	130,216	129,315
Depreciation and amortization	151,665	158,906	139,866
Other rentals and landing fees	73,808	129,622	126,903
Purchased services	99,050	131,567	131,651
Contract terminations expense	—	—	35,322
Special items	184,111	—	—
Other	104,743	155,260	152,207
Total	1,492,424	2,504,751	2,523,043
Operating Income (Loss)	(647,611)	327,477	314,368
Nonoperating Income (Expense):
Other nonoperating special items	(5,682)	—	—
Interest expense and amortization of debt discounts and issuance costs	(40,439)	(27,864)	(33,001)
Interest income	8,731	12,583	9,242
Capitalized interest	3,236	4,492	7,887
Other components of net periodic benefit cost, excluding settlements	1,300	(3,864)	(825)
Gains (losses) on fuel derivatives	(6,930)	(6,709)	5,590
Other, net	(12,657)	(1,119)	(2,103)
Total	(52,441)	(22,481)	(13,210)
Income (Loss) Before Income Taxes	(700,052)	304,996	301,158
Income tax expense (benefit)	(189,117)	81,012	67,958
Net Income (Loss)	$(510,935)	$223,984	$233,200
Net Income (Loss) Per Common Stock Share:
Basic	$(11.08)	$4.72	$4.63
Diluted	$(11.08)	$4.71	$4.62
Weighted Average Number of Common Stock Shares Outstanding:
Basic	46,100	47,435	50,338
Diluted	46,100	47,546	50,488
Cash Dividends Declared Per Common Share	$0.12	$0.48	$0.48
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net Income (Loss)	$(510,935)	$223,984	$233,200
Other Comprehensive Loss, net:
Net change related to employee benefit plans, net of tax benefit of $2,315, $4,349, and $2,414 for 2020, 2019, and 2018, respectively	(8,153)	(12,173)	(7,243)
Net change in derivative instruments, net of tax benefit of $1,098 for 2020 and net of tax expense of $21 and $586 for 2019 and 2018, respectively	(3,341)	24	1,799
Net change in available-for-sale investments, net of tax expense of $273, $459 and $25 for 2020, 2019, and 2018, respectively	850	1,406	78
Total Other Comprehensive Loss	(10,644)	(10,743)	(5,366)
Total Comprehensive Income (Loss)	$(521,579)	$213,241	$227,834

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$509,639	$373,056
Short-term investments	354,782	245,599
Accounts receivable, net	67,527	97,380
Income taxes receivable	95,002	64,192
Spare parts and supplies, net	35,442	37,630
Prepaid expenses and other	56,086	56,849
Total	1,118,478	874,706
Property and equipment, net	2,085,030	2,316,772
Other Assets:
Operating lease right-of-use assets	627,359	632,545
Long-term prepayments and other	133,663	182,438
Intangible assets, net	13,500	13,500
Goodwill	—	106,663
Total Assets	$3,978,030	$4,126,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$112,002	$148,748
Air traffic liability and current frequent flyer deferred revenue	533,702	606,684
Other accrued liabilities	140,081	161,430
Current maturities of long-term debt, less discount	115,019	53,273
Current maturities of finance lease obligations	21,290	21,857
Current maturities of operating leases	82,454	83,224
Total	1,004,548	1,075,216
Long-Term Debt	1,034,805	547,254
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	120,618	141,861
Noncurrent operating leases	503,376	514,685
Accumulated pension and other postretirement benefit obligations	217,737	203,596
Other liabilities and deferred credits	78,908	97,434
Noncurrent frequent flyer deferred revenue	201,239	175,218
Deferred tax liability, net	216,642	289,564
Total	1,338,520	1,422,358
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share, 48,145,093 and 46,121,859 shares issued and outstanding as of December 31, 2020 and 2019, respectively	481	461
Capital in excess of par value	188,593	135,651
Accumulated income	525,610	1,049,567
Accumulated other comprehensive loss, net	(114,527)	(103,883)
Total	600,157	1,081,796
Total Liabilities and Shareholders' Equity	$3,978,030	$4,126,624
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2020, 2019 and 2018

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
			(in thousands)
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	$845,125
Net Income	—	—	—	233,200	—	233,200
Dividends declared on common stock	—	—	—	(24,171)	—	(24,171)
Other comprehensive loss	—	—	—	—	(5,366)	(5,366)
Issuance of 182,843 shares of common stock, net of shares withheld for taxes	1	—	(3,645)	—	—	(3,644)
Repurchase and retirement of 2,816,016 shares common stock	(28)	—	—	(102,472)	—	(102,500)
Share-based compensation expense	—	—	5,350	—	—	5,350
Cumulative effect of accounting change (ASU 2018-02)	—	—	—	12,510	(12,510)	—
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	223,984	—	223,984
Dividends declared on common stock	—	—	—	(22,774)	—	(22,774)
Other comprehensive loss	—	—	—	—	(10,743)	(10,743)
Issuance of 97,263 shares of common stock, net of shares withheld for taxes	1	—	(1,050)	—	—	(1,049)
Repurchase and retirement of 2,515,684 shares common stock	(25)	—	—	(68,744)	—	(68,769)
Share-based compensation expense	—	—	8,253	—	—	8,253
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Income (loss)	—	—	—	(510,935)	—	(510,935)
Dividends declared on common stock	—	—	—	(5,514)	—	(5,514)
Other comprehensive loss	—	—	—	—	(10,644)	(10,644)
Issuance of 143,354 shares of common stock, net of shares withheld for taxes	1	—	(1,374)	—	—	(1,373)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
CARES Act warrant issuance, net of tax	—	—	7,409	—	—	7,409
Share-based compensation expense	—	—	4,936	—	—	4,936
Issuance of 2,139,790 shares of common stock related to At-the-market offering	$21	$—	$41,971	$—	$—	$41,992
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2020 and 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2020 and 2019.
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$(510,935)	$223,984	$233,200
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	649	1,038
Depreciation and amortization of property and equipment	151,665	158,714	139,401
Deferred income taxes, net	(72,188)	124,068	35,433
Goodwill impairment	106,662	—	—
Impairment of assets	38,933	—	—
Stock compensation	4,936	8,253	5,349
Loss on termination of lease	—	—	(1,201)
Amortization of debt discounts and issuance costs	4,012	2,976	4,482
Employer contributions to pension and other postretirement plans	(7,691)	(7,169)	(56,663)
Pension and postretirement benefit cost	8,398	12,120	9,350
Special termination benefits and curtailment loss	5,682	—	—
Change in unrealized (gain) loss on fuel derivative contracts	(2,106)	(5,694)	19,973
Foreign currency debt remeasurement loss	14,760	493	380
Other, net	(7,007)	2,564	8,610
Changes in operating assets and liabilities:
Accounts receivable, net	29,853	(24,756)	21,132
Income taxes receivable	(30,810)	19,605	—
Spare parts and supplies, net	(1,066)	(8,767)	(4,701)
Prepaid expenses and other current assets	24,410	3,662	(149)
Accounts payable	(49,469)	6,244	2,926
Air traffic liability	(117,279)	(3,071)	7,830
Other accrued liabilities	(18,025)	(43,034)	18,329
Frequent flyer deferred revenue	70,318	17,618	20,668
Other assets and liabilities, net	46,239	(3,319)	43,121
Net cash provided by (used in) operating activities	(310,708)	485,140	508,508
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(105,313)	(397,421)	(486,777)
Proceeds from purchase assignment and sale leaseback transactions	114,000	—	87,000
Proceeds from disposition of equipment	—	9,595	46,714
Purchases of investments	(395,793)	(312,768)	(210,836)
Sales of investments	288,336	301,662	247,423
Other	—	(6,275)	—
Net cash used in investing activities	(98,770)	(405,207)	(316,476)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	41,196	—	—
Long-term borrowings	602,264	227,889	86,500
Repayments of long-term debt and finance lease obligations	(78,824)	(109,128)	(68,245)
Dividend payments	(5,514)	(22,774)	(24,171)
Repurchases of common stock	(7,510)	(68,769)	(102,500)
Debt and equity issuance costs	(4,975)	(1,623)	(3,350)
Payment for taxes withheld for stock compensation	(1,372)	(1,049)	(3,642)
Other	796	—	—
Net cash provided by (used in) financing activities	546,061	24,546	(115,408)
Net increase (decrease) in cash and cash equivalents	136,583	104,479	76,624
Cash, cash equivalents, and restricted cash—Beginning of Year	373,056	268,577	191,953
Cash, cash equivalents, and restricted cash—End of Year	$509,639	$373,056	$268,577
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash and cash equivalents.
Short Term Investments
Investments with maturities greater than three months, but not in excess of one year, when purchased, are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments, which consists of debt securities, are classified as available-for-sale, and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding those that are a result of deterioration of credit, are reflected in accumulated other comprehensive income (loss).
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

The following table summarizes our property and equipment:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	2020	2019
	(in thousands)
Flight equipment	$2,526,440	$2,622,504
Pre-delivery deposits on flight equipment	75,089	90,788
Other property and equipment	378,020	366,024
	2,979,549	3,079,316
Less accumulated depreciation and amortization	(894,519)	(762,544)
Total property and equipment, net	2,085,030	2,316,772

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	15-16 years, 5 - 34% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	9-14 years, no residual value
Flight and ground equipment under finance lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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
In 2020, the Company revised its accounting estimate for the expected useful life of its ATR turboprop aircraft and engines from 10 years to between 9 and 14 years. Additionally, the Company revised the estimated residual value from 15% to 0%. The change in estimate was applied prospectively effective July 1, 2020 and does not have a material impact on current and/or future reporting periods.
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
Aircraft under finance leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other finance leases was $124.3 million and $103.7 million as of December 31, 2020 and 2019, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $29.2 million and $33.9 million at December 31, 2020 and 2019, respectively. The value of construction in progress, primarily consisting of aircraft in 2020 and 2019, which is included in property and equipment on the consolidated balance sheets, was $27.5 million and $26.5 million as of December 31, 2020 and 2019, respectively. Amortization expense related to computer software was $15.7 million, $17.5 million and $14.6 million for the years ended December 31, 2020, 2019, and 2018 respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2020 and 2019, the Company had approximately $56.3 million and $100.7 million, respectively in prepayments to one of its power-by-the-hour vendors, which is recoverable over the next three years.
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
Goodwill and Intangible Assets
The Company has finite-lived and indefinite-lived intangible assets, including goodwill. Finite-lived intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets with indefinite lives are not amortized and the Company assesses the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company assesses the value of its goodwill and indefinite-lived assets under either a qualitative or quantitative approach.
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
During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove the Company's stock price to 52-week lows and significantly reduced future cash flow projections. The Company qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. The Company determined that the estimated fair value of the Company's one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the Company's Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020. Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate for a control premium.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2020, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company determined that the fair value of its indefinite-lived intangible assets exceeded its carrying value and was not impaired.

The following tables summarize the gross carrying values of intangible assets less accumulated amortization, and the useful lives assigned to each asset.

	As of December 31, 2020		As of December 31, 2019
	Gross carrying value	Accumulated amortization	Gross carrying value	Accumulated amortization	Approximate useful life (years)
	(in thousands)
Trade name	$13,500	—	$13,500	$—	Indefinite
Other	—	—	1,388	(1,388)	3
Total intangible assets	$13,500	$—	$14,888	$(1,388)
Amortization expense related to the above intangible assets was $0.0 million, $0.6 million, and $1.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. As of December 31, 2020, the Company has no intangible assets subject to amortization.
Impairment of Long-Lived Assets
Long-lived assets used in operations, consist principally of property and equipment and have a carrying value of approximately $2.1 billion at December 31, 2020. Long-lived assets are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
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
During the fourth quarter of 2020, the Company recorded an impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. The Company also wrote off approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic.

Given the substantial reduction in the Company's active aircraft and diminished projections of future cash flows in the near term, the Company evaluated the remainder of its fleet and determined that only the fleet types discussed above were impaired as the future cash flows from operation of the fleet through the respective retirement dates continue to exceed their carrying values. The Company will continue to monitor the duration and extent of the impact of the COVID-19 pandemic on its business and will continue to evaluate its current fleet and other long-lived assets for impairment accordingly.
Revenue Recognition

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company records direct passenger ticket sales and tickets sold by other airlines for use on Hawaiian as passenger revenue when the transportation is provided or upon scheduled flight for tickets expected to expire unused. The value of unused passenger tickets is included in current liabilities as Air Traffic Liability. Passenger revenue associated with unused tickets, which represent unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates). Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months. The Company assessed the impact of these changes and believes that the classification of Air traffic liability as a current liability continues to remain appropriate. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current Air traffic liability balances for that specific period. Given the impact of the COVID-19 pandemic on actual results along with reductions in operational capacity, the Company has monitored, and will continue, to monitor customers' travel behavior and may adjust its estimates in the future.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Miles expire after 18 months of member account inactivity. The Company reviews its breakage estimates, which impacts ETV and loyalty recognition patterns, annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). The Company's estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Due to the effects of the COVID-19 pandemic, including changes to the Company's ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.
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
Costs to Obtain or Fulfill a Contract
In order for the Company to provide transportation to its customers, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2020 and 2019, the Company's asset balance associated with these costs were $9.1 million and $15.7 million, respectively. During the twelve months ended December 31, 2020, 2019, and 2018, expenses related to these costs totaled to $24.6 million, $91.0 million, and $96.0 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
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
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $15.3 million, $22.3 million and $19.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Capitalized Interest

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of the awards is estimated using the following: (1) option-pricing models for grants of stock options or (2) fair value at the measurement date (usually the grant date) for awards of stock subject to service and / or performance-based vesting. The resulting cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award. The Company's policy is to recognize forfeitures as they occur.
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
Uncertain Income Tax Positions
The Company has recorded reserves for income taxes and associated interest that may become payable in future years. Although management believes that its positions taken on income tax matters are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company's uncertain tax position reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitation, the conclusion of tax audits, the measurement of additional estimated liability, the identification of new tax matters, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions. The Company records penalties and interest relating to uncertain tax positions as part of income tax expense in its consolidated statements of operations.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), which requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates over the lifetime of the asset. The Company adopted ASU 2016-13 effective January 1, 2020 and did not have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASU 2017-04), which simplifies the measurement of goodwill, eliminating Step 2 of the goodwill impairment test. ASU 2017-04 replaces the implied fair value of goodwill method with a methodology that compares the fair value of a reporting unit with its carrying amount. The Company adopted ASU 2017-04 effective January 1, 2020. Refer to discussion above for the goodwill impairment recorded during the first quarter of 2020.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company plans to adopt ASU 2019-12 in the first quarter of 2021 and its adoption is not expected to have a material effect on the Company's consolidated financial statements.
2. Impact of the COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19, what began with the Company's suspension of service to South Korea and Japan in late February 2020 accelerated in March 2020 when governments instituted requirements of self-isolation or quarantine for incoming travel. This was followed by the announcement in late March and early April 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai'i, respectively. On December 17, 2020, the mandatory self-quarantine period was reduced from 14 to 10 days. These restrictions, combined with the ongoing spread and impact of the COVID-19 pandemic globally, have continued to significantly suppress customer demand, which remains at historically low levels.

Restrictions for travel to and within the State of Hawai'i as well as travel to and from various international locations, including those in the Hawaiian network, remain in effect. Since October 15, 2020, the State of Hawai'i has allowed travelers coming to Hawai'i from the mainland United States to bypass the 10-day quarantine requirement with proof of a negative COVID-19 test from a state-approved testing partner (the pre-travel testing program), and the pre-travel testing program has since been expanded to include international travelers from Japan, South Korea and Canada. The State of Hawai'i and counties within the state continue to evaluate and update testing requirements for travel to and within the state, including the required timing of receipt of testing results and the expansion of the pre-travel testing program to travelers from other international locations. In addition to restrictions mandated by the State of Hawai'i, on January 21, 2021, President Biden issued an executive order promoting COVID-19 Safety in Domestic and International Travel, that which will requires international travelers to produce proof of a recent negative COVID-19 test prior to entry into the United States and comply with other applicable guidelines issued by the CDC concerning international travel, including recommended periods of self-quarantine after entry into the United States.

During the fourth quarter, the Company reinstated non-stop service from Honolulu to Las Vegas, Phoenix, San Jose, Oakland, New York and Boston, thereby restoring service to all of its pre-pandemic origin points on the U.S. mainland, as well as non-stop service from Honolulu to Tokyo-Haneda, Japan, Osaka, Japan, and Seoul, South Korea. While the Company doubled its capacity during the fourth quarter of 2020, as compared to the third quarter of 2020, capacity was down approximately 72% compared to the same period in 2019. In December 2020, the Company announced the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i beginning on April 21, March 11, and March 16, 2021, respectively. The Company also announced expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California commencing in March 2021.

In response to the COVID-19 pandemic, the Company implemented enhanced safety protocols focusing on its staff and guests, while at the same time working to mitigate the impact of the pandemic on the Company's financial position and operations.

Guest and Employee Experience. The Company enhanced cleaning procedures and guest-facing protocols in an effort to minimize the risk of transmission of COVID-19. These procedures are in line with current recommendations from leading public health authorities and include:

•Performing enhanced aircraft cleaning between flights and during overnight parking, including recurring electrostatic spraying of all aircraft.
•Frequent cleaning and disinfecting of counters and self-service check-in kiosks in airports serviced by Hawaiian.
•Ensuring hand sanitizers are readily available for guests at airports served by the Company.
•Requiring guests and guest facing employees to wear a face mask or covering, with guests required to keep them on from check-in to deplaning (except when eating or drinking on board).
•Modifying boarding and deplaning processes.
•Modifying in-flight service to minimize close interactions between crew members and guests.

•Eliminating change fees on all domestic and international flights in order to provide guests with travel flexibility across the Company's network.
•Launching a program to offer guests pre-travel COVID-19 testing through mail-in kits and proprietary drive-through testing labs in an increasing number of its U.S. mainland gateways.

During the first quarter of 2021, the Company plans, in coordination with the State of Hawai'i, to implement the Hawai'i Pre-Clear Program across our mainland network, which is intended to enhance the arrival process for our guests by validating the State's pre-travel testing requirement prior to departure.

Capacity Impacts. In response to the reduced passenger demand as a result of the COVID-19 pandemic, the Company significantly reduced system capacity late in the first quarter of 2020 to a level that maintained essential services. Since that time, the Company has continued to make adjustments to better align capacity with expected passenger demand. During the twelve months ended December 31, 2020, the Company reduced capacity by 63.3% as compared to the same period in 2019. As a result of capacity reductions, the Company temporarily parked approximately 16% of its fleet as of December 31, 2020.

Expense Management. In response to the reduction in revenue experienced in 2020, the Company has implemented, and will continue to implement as necessary, cost savings and liquidity measures, including:

•In 2020, the Company commenced various initiatives to reduce labor costs as follows:
◦During the first quarter, the Company instituted a temporary hiring freeze, except with respect to operationally critical and essential positions.
◦During the second quarter, the Company operationalized various temporary voluntary leave and vacation purchase programs to balance its workforce with its reduced levels of operations.
◦During the third quarter, the Company announced and completed voluntary separation and temporary leave programs across each of its labor groups. Additionally, the Company completed the majority of its involuntary separations, most of which were effective October 1, 2020. Combined, separation and temporary leave programs resulted in an approximately 32% reduction of its total workforce. All employees who were subject to an involuntary furlough between October 1, 2020 and January 15, 2021 were recalled and offered an opportunity to return to employment pursuant to the PSP Extension Agreement (as define
◦The Company's officers reduced their base salaries between 10% and 50% through September 30, 2020, and the Company's Board of Directors also reduced their compensation through September 30, 2020.
•The Company reduced capital expenditures for 2020 and continue to vigorously evaluate non-essential, non-aircraft capital expenditures. During the twelve months ended December 31, 2020, capital expenditures were approximately $105.3 million, a decrease of 73.5% compared to the same period in 2019.
•On October 26, 2020, the Company amended its purchase agreement with Boeing to, among other things, change the delivery schedule of its 787-9 aircraft from 2021 through 2025 to 2022 through 2026, with the first delivery now scheduled in September 2022. Refer to Note 14 for additional discussion, including the impact of the Amendment on the Company's future financial commitments.

The Company may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and rapidly changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions. These discretionary changes may include additional work force reductions, including related to Worker Adjustment and Retraining Notification and California Worker Adjustment Retraining Notification Act notices that we have issued to employees that could be affected by fluctuating employment needs related to the impacts of the COVID-19 pandemic on our business.

Cash Flow and Liquidity Management. The Company's cash, cash equivalents and short-term investments as of December 31, 2020 was $864.4 million as a result of various actions taken to increase liquidity and strengthen the Company's financial position during 2020, including, but not limited to:

•During the first quarter of 2020, the Company fully drew down its previously undrawn $235.0 million revolving credit facility. Refer to Note 8 for additional discussion.
•During the first quarter of 2020, the Company suspended its stock repurchase program and on April 22, 2020, the Company suspended dividend payments.

•During the second and third quarters of 2020, the Company received $240.6 million in grants and $60.3 million in loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) Payroll Support Program (the PSP) as discussed further below.
•During the third quarter of 2020, the Company entered into a Loan and Guarantee Agreement (the Loan Agreement) with the U.S. Department of the Treasury (the Treasury) pursuant to the Economic Relief Program (the ERP) under the CARES Act to provide for a secured term loan that permits us to borrow up to $420.0 million. On October 23, 2020, the Company amended and restated its Loan Agreement (the Amended and Restated Loan Agreement) with the Treasury to increase the maximum amount available to be borrowed by the Company to $622 million. As of December 31, 2020, the Company had borrowed $45.0 million under the ERP as discussed in further detail below.
•During the third quarter of 2020, the Company completed $376.0 million in aircraft financings, including the issuance of enhanced equipment trust certificates and two sale and lease back transactions. Refer to Note 8 and Note 9 for more discussion on the Company's financing activities.
•During the fourth quarter of 2020, the Company entered into an equity distribution agreement in connection with an "at-the-market" offering relating to the issuance and sale, from time to time, of up to five million shares of the Company's common stock. As of December 31, 2020, the Company had approximately 2.9 million shares available for issuance under the program. Refer to Note 4 for additional information on the equity distribution agreement.

During the first quarter of 2021, the Company issued $1.2 billion in senior secured notes as discussed in further detail below. The Company continues to explore and pursue options to raise additional financing as opportunities arise.

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

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides for, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional corporate tax benefits that are further discussed in Note 10.

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

The Note issued by Hawaiian to the Treasury was in the total principal amount of approximately $60.3 million. The Note has a 10-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of April 22, 2020 (the PSP Closing Date), and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, the Company issued to the Treasury a total of 509,964 warrants to purchase shares of the Company’s common stock at an exercise price of $11.82 per share (the PSP Warrants). The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company’s option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. Refer to Note 8 for additional discussion.

Economic Relief Program

On September 25, 2020 (the ERP Closing Date), the Company entered into the Loan Agreement. The Loan Agreement provides for a secured term loan facility which permits the Company to borrow up to $420.0 million (the Facility). On the ERP Closing Date, the Company borrowed $45.0 million and may, at its option, borrow additional amounts in up to two subsequent borrowings until May 21, 2021, so long as, after giving effect to any further borrowing, the collateral coverage ratio is no less than 2.0 to 1.0. The proceeds from the Facility will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Loan Agreement. As a condition to the drawing under the Facility, we are required to comply with all applicable provisions of the CARES Act.

Borrowings under the Facility will initially bear interest at a variable rate per annum equal to (a) the Adjusted LIBO Rate (as defined in the Loan Agreement) plus (b) 2.50% accrued interest on the loans is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with September 15, 2021), and on June 30, 2024. The applicable interest rate for the $45.0 million loan drawn on the ERP Closing Date under the Facility is 2.73% per annum for the period from the ERP Closing Date through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. All advances under the Facility will be in the form of term loans, all of which will mature and be due and payable in a single installment on June 30, 2024.

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

In connection with its entry into the Loan Agreement, the Company also entered into a warrant agreement (the ERP Warrant Agreement), with the Treasury under the ERP. Pursuant to the ERP Warrant Agreement, the Company agreed to issue warrants to purchase up to an aggregate of 3,553,299 shares of the Company's common stock (the ERP Warrants) at an exercise price of $11.82 per share (the Exercise Price). Pursuant to the ERP Warrant Agreement, (a) on the ERP Closing Date, the Company issued to the Treasury an ERP Warrant to purchase up to 380,711 shares of the Company's common stock and (b) on the date of each borrowing under the Loan Agreement, the Company will issue to the Treasury an additional ERP Warrant for a number of shares of the Company's common stock equal to 10% of such borrowing, divided by the Exercise Price. The ERP Warrants are non-voting, are freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

On October 23, 2020, the Company entered into the Amended and Restated Loan Agreement with the Treasury, providing for an increase to the Loan Agreement from $420 million to $622 million and correspondingly increased the aggregate number of ERP Warrants available to be issued up to 5,262,267.

On February 4, 2021, immediately prior to the closing of the Notes Offering (as defined below), the Company repaid in full the $45.0 million, and in connection with such repayment, terminated the Amended and Restated Loan Agreement. The Company has ongoing obligations to the Treasury under the ERP warrants, CARES Act and CAA 2021 (discussed below).

Consolidated Appropriations Act, 2021

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021), which includes $900 billion for various COVID-19 relief program, including $15.0 billion for airline workers under an extension of the CARES Act PSP.

On January 15, 2021 (the PSP Extension Closing Date), the Company entered into an extension to the PSP Agreement (the PSP Extension Agreement), and in connection with the PSP Extension Agreement, entered into a warrant agreement (the Warrant Extension Agreement) with the Treasury, and issued a promissory note to the Treasury (the Extension Note). Pursuant to the PSP Extension Agreement, the Treasury will provide the Company with financial assistance to be paid in installments expected to total in the aggregate approximately $167.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the Agreement. The first installment, in the amount of $83.8 million (representing 50% of the expected total payment), was received by the Company on January 15, 2021. The remaining installments are anticipated to be paid as follows: (i) 50% of the current expected total payment anticipated in the first quarter of 2021 and (ii) a possible final payment based on any adjustments by Treasury to the initial expected total payment.

Under the PSP Extension Agreement, the Company agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, the Company is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the U.S. DOT.

The Extension Note issued by Hawaiian to the Treasury will increase to a total principal sum of approximately $20.3 million as Hawaiian receives installments from the Treasury under the PSP Extension Agreement. The Extension Note has a ten year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Extension Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Extension Closing Date, which interest is payable semi-annually beginning on March 31, 2021. The Extension Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Extension Agreement, and pursuant to the PSP Extension Warrant Agreement, we agreed to issue to the Treasury up to a total of 113,940 warrants to purchase shares of the Company’s common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

Loyalty Program and Intellectual Property Financing

On February 4, 2021, Hawaiian completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the “Notes”).

The Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (HoldCo 1), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (HoldCo 2 and, together with HoldCo 1, the Cayman Guarantors), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the Parent Guarantors and the Parent Guarantors, together with the Cayman Guarantors, the “Guarantors”). The Notes were issued pursuant to an Indenture, dated as of Feburary 4, 2021 (the Indenture), among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee, collateral custodian. The Notes will mature on January 20, 2026 and bear interest at a rate of 5.750% per year, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, beginning on July 20, 2021.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word “Hawaiian” or any successor brand and the “hawaiianairlines.com” domain name and similar domain names or any successor domain names (the Brand IP). The Brand

Issuer will indirectly grant to Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP (the Brand IP Sublicense). Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian’s rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer will indirectly grant Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP (the Loyalty Program IP Sublicense).

The Notes are secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than Excluded Property (as defined in the Indenture) and subject to certain permitted liens (collectively, the Issuer Collateral). The note guarantees of Hawaiian are secured by (i) a first-priority security interest in 100% of the equity (other than the special share issued to the Special Shareholder (as defined in the Indenture)) of HoldCo 1 and (ii) the Brand IP and the Loyalty Program Collateral (collectively, the Hawaiian Collateral). The note guarantees of the Cayman Guarantors are secured by first-priority security interests in substantially all of the assets of the Cayman Guarantors, including pledges of the equity of their respective subsidiaries (other than the special share issued to the Special Shareholder (as defined in the Indenture)) (collectively, the Subsidiary Collateral and, together with the Issuer Collateral and the Hawaiian Collateral, the Collateral). The note guarantee of Holdings is unsecured.

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time and from time to time, after January 20, 2024 at the redemption prices set forth in the Indenture. In addition, the Notes are redeemable, at the option of the Issuers, at any time and from time to time, in whole or in part, prior to January 20, 2024 at a price equal to 100% of their principal amount plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Additionally, from time to time on or prior to January 20, 2024, the Issuers may also redeem up to 40% of the original outstanding principal amount of the Notes with proceeds from any one or more equity offerings of Hawaiian at a redemption price equal to 105.75% of the principal amount of Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Upon the occurrence of certain mandatory prepayment events and mandatory repurchase offer events, the Issuers will be required to make a prepayment on the Notes, or offer to repurchase the Notes, pro rata to the extent of any net cash proceeds received in connection with such events, at a price equal to 100% of the principal amount to be prepaid, plus, in some cases, an applicable premium. In addition, upon a change of control of Hawaiian, the Issuers may be required to make an offer to prepay the Notes at a price equal to 101% of the respective principal amounts thereof, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Indenture contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors and, in certain circumstances, Hawaiian to, among other things: (i) make Restricted Payments (as defined in the Indenture), (ii) incur additional indebtedness, (iii) create certain liens on the Collateral, (iv) sell or otherwise dispose of the Collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuers’ assets. The Indenture also requires the Issuers and, in certain circumstances, Hawaiian, to comply with certain affirmative covenants, including depositing the Transaction Revenues (as defined in the Indenture) in collection accounts, with amounts to be distributed for the payment of fees, principal and interest on the Notes pursuant to a payment waterfall described in the Indenture, and certain financial reporting requirements. In addition, the Indenture requires Hawaiian to maintain minimum liquidity at the end of any business day of at least $300 million.

3. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2020	2019	2018	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains	$(3,075)	$(5,307)	$(1,380)	Passenger revenue
Foreign currency derivative gains	(3,945)	—	—	Nonoperating Income (Expense), Other, net
Total before tax	(7,020)	(5,307)	(1,380)
Tax expense	1,737	2,616	339
Total, net of tax	$(5,283)	$(2,691)	$(1,041)
Amortization of defined benefit pension items
Actuarial loss	$4,048	$3,201	$2,708	Nonoperating Income (Expense), Other, net
Prior service cost	712	225	225	Nonoperating Income (Expense), Other, net
Special termination benefits	5,258	—	—	Other nonoperating special items
Curtailment loss	424	—	—	Other nonoperating special items
Total before tax	10,442	3,426	2,933
Tax benefit	(2,309)	(902)	(671)
Total, net of tax	$8,133	$2,524	$2,262
Short-term investments
Realized (gain) loss on sales of investments, net	(689)	(192)	107	Nonoperating Income (Expense), Other, net
Total before tax	(689)	(192)	107
Tax expense	168	47	(26)
Total, net of tax	(521)	(145)	81
Total reclassifications for the period	$2,329	$(312)	$1,302
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2020	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	1,942	(16,286)	1,371	(12,973)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,283)	8,133	(521)	2,329
Net current-period other comprehensive income (loss), net of tax	(3,341)	(8,153)	850	(10,644)
Ending balance	$—	$(116,181)	$1,654	$(114,527)

Year ended December 31, 2019	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	2,715	(14,697)	1,551	(10,431)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,691)	2,524	(145)	(312)
Net current-period other comprehensive income (loss), net of tax	24	(12,173)	1,406	(10,743)
Ending balance	$3,341	$(108,028)	$804	$(103,883)

4. Earnings Per Share
Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the twelve months ended December 31, 2020, there were 227,545 potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss. The following table shows the Company's computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(510,935)	$223,984	$233,200
Denominator:
Weighted average common shares outstanding—Basic	46,100	47,435	50,338
Dilutive effect of share-based awards and warrants	—	111	150
Weighted average common shares outstanding—Diluted	46,100	47,546	50,488
Net Income (Loss) Per Common Stock Share:
Basic	$(11.08)	$4.72	$4.63
Diluted	$(11.08)	$4.71	$4.62
5. Revenue Recognition
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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$640,153	$2,057,650	$2,071,861
Pacific	204,660	774,578	765,550
Total operating revenue	$844,813	$2,832,228	$2,837,411
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions. Domestic revenue includes the company's North America and Interisland operations. During the years ended December 31, 2020, 2019, and 2018, North America routes accounted for approximately 78%, 74% and 71% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Year Ended December 31,
	2020	2019	2018
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$616,214	$2,440,909	$2,454,811
Frequent flyer revenue, transportation component	48,585	156,863	147,982
Passenger Revenue	$664,799	$2,597,772	$2,602,793

Other revenue (e.g. cargo and other miscellaneous)	$94,187	$147,237	$163,140
Frequent flyer revenue, marketing and brand component	85,827	87,219	71,478
Other Revenue	$180,014	$234,456	$234,618
For the twelve months ended December 31, 2020, 2019, and 2018, the Company's total revenue was $0.8 billion, $2.8 billion, and $2.8 billion, respectively. As of December 31, 2020 and 2019, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $308.2 million and $425.1 million, respectively, which represents future revenue that is expected to be realized.
During the twelve months ended December 31, 2020, 2019, and 2018, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $254.8 million, $424.2 million, and $421.0 million, respectively.
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
Frequent Flyer Accounting
The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2020 and 2019, the balances were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$218,886	$174,588
Noncurrent frequent flyer deferred revenue	201,239	175,218
Total frequent flyer liability	$420,125	$349,806

The table below presents a roll forward of Frequent flyer deferred revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Total Frequent flyer liability - beginning balance	$349,806	$332,189
Miles awarded	120,345	178,664
Travel miles redeemed (Passenger Revenue)	(48,585)	(156,863)
Non-travel miles redeemed (Other Revenue)	(1,441)	(4,184)
Total Frequent flyer liability - ending balance	$420,125	$349,806

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

Level 3 - Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$345,766	$297,698	$48,068	$—
Short-term investments
Corporate debt	198,355	—	198,355	—
U.S. government and agency securities	156,427	—	156,427	—
Total short-term investments	354,782	—	354,782	—
Fuel derivative contracts	43	—	43	—
Foreign currency derivatives	31	—	31	—
Total assets measured at fair value	$700,622	$297,698	$402,924	$—
Foreign currency derivatives	1,382	—	1,382	—
Total liabilities measured at fair value	$1,382	$—	$1,382	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$216,491	$205,943	$10,548	$—
Short-term investments
Corporate debt	100,713	—	100,713	—
U.S. government and agency securities	75,481	—	75,481	—
Other fixed income securities	69,405	—	69,405	—
Total short-term investments	245,599	—	245,599	—
Fuel derivative contracts	5,878	—	5,878	—
Foreign currency derivatives	4,424	—	4,424	—
Total assets measured at fair value	$472,392	$205,943	$266,449	$—
Foreign currency derivatives	593	—	593	—
Total liabilities measured at fair value	$593	$—	$593	$—
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

Short-term investments.  Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of December 31, 2020, corporate debt securities have remaining maturities of five years or less and U.S. government and agency securities have maturities of approximately three years or less.

Fuel derivative contracts.  Fuel derivative contracts, which are not traded on a public exchange, are valued based on inputs available or derived from public markets including contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives.  Foreign currency derivatives are valued based primarily on data readily observable in public markets.

The table below presents the Company's debt measured at fair value:

Fair Value of Debt
December 31, 2020					December 31, 2019
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$1,171,349	$1,054,410	$—	$—	$1,054,410	$610,397	$605,286	$—	$—	$605,286
The fair value estimates of the Company's debt were based on the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar obligations.
The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

As discussed in Note 1 above, during the twelve months ended December 31, 2020, the Company recognized an impairment charge of approximately $35.8 million related to its ATR fleet. The impairment charge was calculated using Level 3 fair value inputs based primarily upon forecasted future cash flows, recent market transactions, published pricing guides and its assessment of existing market conditions based on industry knowledge.

As discussed in Note 1 above, the Company recognized an impairment charge on its Goodwill assets of approximately $106.7 million during the twelve months ended December 31, 2020. Fair value was determined using level 3 fair value inputs based primarily upon forecasted future cash flows, the weighted average cost of capital of market participants for the risk attributed to the Company and the industry in which it operates, and a market control premium.

7. Financial Derivative Instruments
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company uses a combination of derivative contracts to hedge its aircraft fuel expense. As of December 31, 2020, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Gains (losses) realized at settlement	$(9,035)	$(12,403)	$25,563
Prior period unrealized amounts	2,487	8,181	(11,792)
Unrealized losses on contracts that will settle in future periods	(382)	(2,487)	(8,181)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(6,930)	$(6,709)	$5,590
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

During the twelve months ended December 31, 2020, the Company de-designated certain hedged transactions with maturity dates through February 2022 as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $3.9 million from AOCI to nonoperating income in the period during the twelve months ended December 31, 2020. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense. As of December 31, 2020, the Company did not have any remaining derivative instruments designated for hedge accounting.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Derivative positions as of December 31, 2020

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	4,062,950 Japanese Yen 2,852 Australian Dollars	December 2021	31	(1,156)	(1,125)
	Other liabilities and deferred credits	789,000 Japanese Yen	February 2022	—	(226)	(226)
Fuel derivative contracts	Prepaid expenses and other	8,652 gallons	March 2021	43	—	43
Derivative positions as of December 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	19,270,650 Japanese Yen 44,468 Australian Dollars	December 2020	$3,787	$(358)	$3,429
	Long-term prepayments and other	5,487,250 Japanese Yen 8,429Australian Dollars	December 2021	618	(193)	425
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	694,050 Japanese Yen 2,438 Australian Dollars	March 2020	19	(42)	(23)
Fuel derivative contracts	Prepaid expenses and other	97,986 gallons	December 2020	5,878	—	5,878

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives			(Gain) Loss reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2020	2019	2018	2020	2019	2018
	(in thousands)
Foreign currency derivatives	$3,131	$(5,349)	$(3,766)	$(7,020)	$(5,307)	$(1,380)
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net liability position of $1.3 million and net asset position of $9.7 million as of December 31, 2020 and December 31, 2019, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $0.4 million in collateral posted with its counterparties as of December 31, 2020 and no collateral posted with its counterparties as of December 31, 2019.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.
8. Debt
Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	December 31,
	2020	2019
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$214,923	$229,866
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	75,565	82,036
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	37,526	39,170
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	33,573	36,616
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	121,480	133,970
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	86,018	88,739
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	235,000	—
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	216,976	—
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	45,010	—
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	—
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	45,000	—
Unamortized debt discount and issuance costs	(21,525)	(9,870)
Total debt	$1,149,824	$600,527
Less: Current maturities of long-term debt	(115,019)	(53,273)
Long-Term Debt, less discount	$1,034,805	$547,254
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

The Company evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on the equipment notes held by the pass-through trusts, which are fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

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

At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item in the Consolidated Statements of Operations. During 2020 and 2019, the Company recorded foreign currency unrealized losses of $14.8 million and $0.5 million, respectively.

Revolving Credit Facility

In March 2020, the Company drew down $235 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the London interbank offer rate plus a margin of 2.25%. The Credit Agreement requires that the Company maintain $300.0 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

On February 11, 2021, the Company repaid the $235.0 million outstanding amount drawn on its revolving credit facility.

Payroll Support Program Note

In September 2020, the Company entered into the Note for approximately $60.3 million and agreed to issue to the Treasury a total of 509,964 PSP Warrants to purchase shares of the Company's common stock pursuant to the PSP Agreement. The proceeds under the Note and issuance of the PSP Warrants occurred over multiple tranches between April and September 2020. The Company recorded the value of the Note and the PSP Warrants on a relative fair value basis as $53.6 million in noncurrent debt and $6.7 million in additional paid in capital, respectively. See Note 2 for further discussion of the terms of the Note.

On January 15, 2021, the Company entered into the PSP Extension Note for up to approximately $20.3 million and agreed to issue a total of 113,940 PSP Extension Warrants to purchase shares of the Company's common stock pursuant to the PSP Extension Agreement. The proceeds under the Extension Note and issuance of the PSP Extension Warrants will occur over multiple tranches between February and March 2021. See Note 2 for additional discussion.

Economic Relief Program

In 2020, the Company entered into and subsequently amended and restated its Loan Agreement with the Treasury, which increased the maximum facility available to be borrowed by the Company to $622.0 million. As of September 30, 2020, the Company borrowed $45.0 million under the ERP and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The Company recorded the value of the loan and the ERP Warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively. Refer to Note 2 above for further discussion of the terms of the Loan Agreement.

As discussed in Note 2, on February 4, 2021, the Company repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement.

Schedule of Maturities of Long-Term Debt

As of December 31, 2020, the scheduled maturities of long-term debt are as follows (in thousands):

2021	$117,717
2022	359,967
2023	89,960
2024	132,869
2025	108,969
Thereafter	361,867
$1,171,349

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note and further in Note 2. We were in compliance with the covenants in these debt agreements as of December 31, 2020.

9. Leases
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

Sale-Leaseback Transactions

During the twelve months ended December 31, 2020, the Company entered into sale-leaseback transactions for two A321-200 aircraft. The transactions qualified as a sale, generating an immaterial loss, and the associated assets were removed from property and equipment, net and recorded as operating lease right-of-use assets on the Company's Consolidated Balance Sheets. The liabilities are recorded within current and noncurrent operating lease liabilities on the Company's Consolidated Balance Sheets.

Aircraft and Engines

As of December 31, 2020, the Company leased 21 of its 69 aircraft. Of the 21 lease contracts, 4 aircraft lease contracts were accounted for as finance leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from 2 years to 11 years.

The Company also had 5 engines under operating leases with remaining lease terms ranging from less than 1 year to 7 years. Aircraft and engine finance leases continue to be reported on its consolidated balance sheet, while operating leases were added to the balance sheet with the adoption of the new standard in 2019.
Airport Terminal Facilities
The Company's facility leases are primarily for terminal space at airports that it serves, most notably, its operations in the State of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 30 years. At the majority of U.S. airports, the lease rates depend on airport operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the Company's balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 7 years.
Maintenance Hangar
The Company leases a cargo and maintenance hangar at the Daniel K. Inouye International Airport. The lease is accounted for as an operating lease and has a remaining lease term of 31 years as of December 31, 2020. In July 2019, the Company entered into an amendment to the lease agreement with the Department of Transportation of the State of Hawai'i. The amendment resulted in the adjustment of lease rates and was accounted for as a modification under ASC 842. The modification did not result in a change in lease classification. The impact to both the ROU asset and lease liability is reflected in the Lease Position Table below.
Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 3 years. Certain lease IT assets are embedded within service agreements. The combined lease and nonlease components of those agreements are included in the ROU asset and lease liability.
Lease Position as of December 31, 2020
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet.

		As of December 31,
	Classification on the Balance Sheet	2020	2019
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$627,359	$632,545
Finance lease assets	Property and equipment, net	129,969	153,102
Total lease assets		$757,328	$785,647

Liabilities:
Current
Operating	Current maturities of operating leases	$82,454	$83,224
Finance	Current maturities of finance lease obligations	21,290	21,857
Noncurrent
Operating	Noncurrent operating leases	503,376	514,685
Finance	Finance lease obligations	120,618	141,861
Total lease liabilities		$727,738	$761,627

Weighted-average remaining lease term
Operating leases		10.6 years	10.7 years
Finance leases		7.9 years	8.6 years
Weighted-average discount rate
Operating leases (1)		5.45%	4.67%
Finance leases		4.42%	4.45%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the twelve months ended December 31, 2020, the total lease costs for finance and operating leases were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$23,197	$25,319
Interest of lease liabilities	6,887	8,249
Operating lease cost (1)	108,505	116,866
Short-term lease cost (1)	981	4,671
Variable lease cost (1)	68,212	126,989
Total lease cost	$207,782	$282,094
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the consolidated statements of operations.
During the twelve months ended December 31, 2020, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Operating cash flows for operating leases	113,585	116,485
Operating cash flows for finance leases	6,887	8,223
Financing cash flows for finance lease	22,295	23,384
Undiscounted Cash Flows
As of December 31, 2020, the scheduled future minimum rental payments under finance leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2021	$23,042	$4,088	$99,213	$11,708
2022	23,472	3,898	89,887	11,928
2023	23,012	5,038	82,369	12,057
2024	16,709	236	76,518	12,288
2025	11,978	236	58,018	11,715
Thereafter	49,495	6,640	151,467	164,965
Total minimum lease payments	147,708	20,136	$557,472	$224,661
Less: amounts representing interest	(21,733)	(4,203)	(100,644)	(95,659)
Present value of future minimum lease payments	$125,975	$15,933	$456,828	$129,002
Less: current maturities of lease obligations	(17,853)	(3,437)	(76,581)	(5,873)
Long-term lease obligations	$108,122	$12,496	$380,247	$123,129

10. Income Taxes
The significant components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$(113,010)	$(46,764)	$23,438
State	(3,919)	3,708	9,087
	$(116,929)	$(43,056)	$32,525
Deferred
Federal	$(52,824)	$109,489	$29,782
State	(19,364)	14,579	5,651
	$(72,188)	$124,068	$35,433
Income tax expense (benefit)	$(189,117)	$81,012	$67,958

As of December 31, 2019, the tax benefit of $43.1 million was primarily driven by federal bonus depreciation rules of the Tax Cuts and Jobs Act of 2017 (the Tax Act), which were further clarified by final and proposed regulations issued during 2019.
The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense computed at the statutory federal rate	$(147,012)	$64,049	$63,243
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(22,508)	14,446	11,643
Nondeductible meals	271	756	797
Goodwill impairment	22,399	—	—
Change in valuation allowance	7,070	—	—
CARES Act (NOL carryback)	(45,417)	—	—
Tax Cuts and Jobs Act impact	—	—	(9,333)
Excess tax benefits from stock issuance	473	—	(188)
Other	(4,393)	1,761	1,796
Income tax expense (benefit)	$(189,117)	$81,012	$67,958
During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Act, and recorded an additional tax benefit of $9.3 million, primarily related to deductions for additional pension contributions made in 2018 for the 2017 Plan year.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic as further discussed in Note 2. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs. During the year ended December 31, 2020, the carryback of NOLs to preceeding tax years resulted in the recognition of a tax benefit of approximately $45.4 million.

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$55,137	$51,416
Operating leases liabilities	143,768	147,929
Finance leases	2,984	2,909
Air traffic liability and frequent flyer liability	90,047	57,240
Partnership deferred revenue	8,250	9,086
Federal and state net operating loss carryforwards	29,560	11,540
Accrued compensation	9,694	16,430
Other accrued assets	13,350	12,609
Other assets	18,972	10,124
Total gross deferred tax assets	371,762	319,283
Less: Valuation allowance	(9,617)	(2,547)
Net deferred tax assets	$362,145	$316,736
Deferred tax liabilities:
Intangible assets	$(3,190)	$(3,216)
Property and equipment, principally accelerated depreciation	(405,583)	(433,395)
Finance leases	(6,369)	—
Operating lease right-of-use assets	(156,155)	(159,601)
Other liabilities	(7,490)	(10,088)
Total deferred tax liabilities	(578,787)	(606,300)
Net deferred tax liability	$(216,642)	$(289,564)
As of December 31, 2020 and 2019, the Company had federal NOL carryforwards of $40.4 million and $42.4 million, respectively and the Company had state NOL carryforwards of $424.9 million and $74.3 million, respectively. The Company’s federal NOLs have indefinite carryover period and state net operating losses will begin to expire in 2024, if not utilized. Utilization of the Company's NOL carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The Company's NOL carryforwards could expire before utilization if subject to annual limitations.
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
The tax benefit of the state NOL carryforwards as of December 31, 2020 was $21.1 million, of which $9.6 million has a valuation allowance. The tax benefit of the state NOL carryforwards as of December 31, 2019 was $2.5 million, substantially all of which has a valuation allowance.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. The Company records the uncertain tax position liability in Other accrued liabilities (current) and Other liabilities and deferred credits (non-current) in the consolidated balance sheet, based on the period in which the Company expects the unrecognized tax benefits will be resolved. The Company did not have any uncertain tax positions as of December 31, 2020 for which it was reasonably possible that the positions will increase or decrease within the next twelve months.
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2020	2019	2018
	(in thousands)
Balance at January 1	$6,263	$5,086	$4,081
Increases related to prior year tax positions	104	118	336
Increases related to current year tax positions	562	1,059	669
Settlements with taxing authority	(1,063)	—	—
Effect of the expiration of statutes of limitation	(2,417)	—	—
Balance at December 31	$3,449	$6,263	$5,086
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. In 2020, 2019, and 2018, the Company recognized expense (benefit) of $(0.7) million, $0.9 million, and $0.0 million, respectively, for interest and penalties on uncertain tax positions. As of December 31, 2020 and 2019, the Company accrued approximately $0.2 million and $0.9 million, respectively, for the payment of interest and penalties related to uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2016 and beyond remain subject to examination by the Internal Revenue Service and state taxing authorities.
11. Contract Terminations Expense and Special Items
Contract terminations expense and special items in the statements of consolidated operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Operating
Contract terminations expense (1)	$—	$—	$35,322
Operating special items:
Collective bargaining agreement payment (2)	20,242	—	—
Goodwill impairment (3)	106,662	—	—
Long-lived asset impairment (4)	38,933	—	—
Capitalized software projects (4)	509	—	—
Severance and benefit costs (5)	17,765	—	—
Total Contract terminations expense and Operating special items	$184,111	$—	$35,322
Nonoperating
Other nonoperating special items:
Special termination benefits (6)	$5,258	$—	$—
Curtailment loss (6)	424	—	—
Partial settlement and curtailment loss (7)	—	—	10,384
Loss on plan termination (7)	—	—	35,201
Total Other nonoperating special items	$5,682	$—	$45,585
Contract terminations expense
(1)During the twelve months ended December 31, 2018, the Company terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

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
Special items
(2)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (the CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the twelve months ended December 31, 2020, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the Consolidated Statements of Operations.
(3)As discussed in Note 1, the Company recognized a goodwill impairment charge of $106.7 million during the twelve months ended December 31, 2020.
(4)As discussed in Note 1, the Company recognized an impairment of long-lived assets of $38.9 million during the twelve months ended December 31, 2020.
(5)During the third quarter of 2020, the Company announced and completed voluntary separation program offerings across each of its labor groups. In addition to separation payments, the Company offered its employees, based on labor group, age, and years of service, special termination benefits in the form of retiree healthcare benefits as discussed below. The election and revocation windows for these programs closed during the quarter. Additionally, the Company announced involuntary separations and temporary leave programs, the majority of which were effective October 1, 2020. Combined, the separation and temporary leave programs represented a reduction of approximately 32% of the Company's workforce. The Company recorded $17.8 million during the twelve months ended December 31, 2020 related to the workforce reduction and separation programs.
(6)During the twelve months ended December 31, 2020, the Company recorded $5.7 million in special termination benefits and curtailment losses related to the Company's pension and other postretirement benefit plans in connection with its voluntary separation programs. See Note 12 for additional information.
(7)In August 2017, the Company terminated the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) and settled a portion of its pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities in 2018, the Company recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $10.4 million related to the other post-retirement (OPEB) medical plan partial settlement.

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
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Merged Plan. At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In 2017, the Company completed the termination of the plan by transferring the assets and liabilities to a third-party insurance company. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2020		2019
	Pension	Other	Pension	Other
	(in thousands)
Change in projected benefit obligations
Benefit obligations, beginning of year	$(444,896)	$(147,286)	$(398,087)	$(122,648)
Service cost	(12)	(10,791)	(175)	(8,255)
Interest cost	(14,639)	(5,167)	(16,910)	(5,472)
Actuarial gains (losses)	(39,039)	(4,608)	(52,208)	(16,113)
Benefits paid	23,836	5,785	22,484	5,250
Less: federal subsidy on benefits paid	N/A	—	N/A	(48)
Plan amendments	—	(3,260)	—	—
Special/contractual termination benefits	—	(5,258)	—	—
Curtailments	—	(895)	—	—
Benefit obligation at end of year (a)	$(474,750)	$(171,480)	$(444,896)	$(147,286)
Change in plan assets
Fair value of assets, beginning of year	$351,821	$32,545	$308,024	$26,363
Actual return on plan assets	54,081	3,870	65,820	4,532
Employer contribution	780	8,080	461	6,900
Benefits paid	(23,836)	(5,785)	(22,484)	(5,250)
Fair value of assets at end of year	$382,846	$38,710	$351,821	$32,545
Unfunded status at December 31	$(91,904)	$(132,770)	$(93,075)	$(114,741)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(793)	$(6,144)	$(667)	$(3,553)
Noncurrent benefit liability	(91,111)	(126,626)	(92,408)	(111,188)
	$(91,904)	$(132,770)	$(93,075)	$(114,741)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$131,653	$1,790	$127,367	$(1,662)
Prior service cost (credit)	—	4,060	—	1,512
	$131,653	$5,850	$127,367	$(150)
_______________________________________________________________________________
(a)The accumulated pension benefit obligation as of December 31, 2020 and 2019 was $474.8 million and $444.9 million, respectively.

The following table sets forth the net periodic benefit cost:

	2020		2019		2018
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$12	$10,791	$175	$8,255	$352	$8,119
Other cost:
Interest cost	14,639	5,167	16,910	5,472	15,599	4,708
Expected return on plan assets	(23,418)	(1,746)	(20,519)	(1,421)	(20,948)	(1,413)
Recognized net actuarial loss (gain)	4,091	(43)	4,103	(902)	3,482	(774)
Prior service cost (credit)	—	288	—	225	—	225
Total other components of the net periodic benefit cost	$(4,688)	$3,666	$494	$3,374	$(1,867)	$2,746
Special/contractual termination benefits	$—	$5,258	$—	$—	$—	$—
Curtailment loss	$—	$424	$—	$—	$—	$—
Net periodic benefit cost	$(4,676)	$20,139	$669	$11,629	$(1,515)	$10,865
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$8,376	$3,409	$6,907	$13,041	$15,625	$(2,858)
Current year prior service cost	—	3,260	—	—	—	—
Amortization of actuarial gain (loss)	(4,091)	43	(4,103)	902	(3,482)	774
Amortization of prior service credit (cost)	—	(712)	—	(225)	—	(225)
Settlement and curtailment loss	—	—	—	—	—	—
Total recognized in other comprehensive loss	$4,285	$6,000	$2,804	$13,718	$12,143	$(2,309)
Total recognized in net periodic benefit cost and other comprehensive loss	$(391)	$26,139	$3,473	$25,347	$10,628	$8,556
Service costs are recorded within Wages and benefits in the Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the Nonoperating income (expense), other line item in the Consolidated Statements of Operations. During the twelve months ended December 31, 2020, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans.

During the twelve months ended December 31, 2020, the Company remeasured its postretirement healthcare obligation to account for retiree healthcare benefits provided to eligible participants under the Company's voluntary separation programs. As a result, the Company recorded $5.3 million in special termination benefits during the twelve months ended December 31, 2020. The Company also recorded $0.4 million in curtailment loss during the twelve months ended December 31, 2020.

The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2020		2019		2020	2019	2020		2019
Discount rate to determine net periodic benefit expense	3.38%		4.35%		2.89%	4.36%	3.18%		4.39%
Discount rate to determine projected benefit obligation	2.63%		3.38%		3.38%	3.38%	3.40%		3.40%
Expected return on plan assets	6.76%	**	6.91%		N/A	N/A	4.90%	**	4.90%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		6.50%	6.75%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		7	4	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.50%	6.50%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		6	7	N/A		N/A
_______________________________________________________________________________
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.3% in both 2020 and 2019).
** Expected return on plan assets used to determine the net periodic benefit expense for 2021 is 6.29% for Pension and 4.28% for Disability.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2021 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$4,293	$(349)
Amortization of prior service cost	—	370
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$4,293	$21
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2020 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2020	Target
Equity securities	59%	60%
Fixed income securities	36%	35%
Real estate investment trusts	5%	5%
	100%	100%
The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2020	2019
	(in thousands)
Pension Plan Assets:
Equity index funds	$227,357	$214,319
Fixed income funds	134,074	118,321
Real estate investment fund	19,286	16,778
Insurance company pooled separate account	2,132	2,407
Total	$382,849	$351,825
Postretirement Assets:
Common collective trust fund	$38,579	$32,366
The fair value of the investments in the table above have been estimated using the net asset value per share, and in accordance with subtopic ASC 820-10, Fair Value Measurement and Disclosures, are not required to be presented in the fair value hierarchy.
Equity index funds.    The investment objective of these funds is to obtain a reasonable rate of return while investing principally or entirely in foreign or domestic equity securities. There are currently no redemption restrictions on these investments.
Fixed income funds.    The investment objective of these funds is to obtain a reasonable rate of return while principally investing in foreign and domestic bonds, mortgage-backed securities, and asset-backed securities. There are currently no redemption restrictions on these investments.
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
Based on current legislation and assumptions, the Company expects to have a minimum contribution requirement of $7.5 million for 2021. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2021	$25,530	$7,850	$—
2022	26,264	8,536	—
2023	26,908	9,045	—
2024	27,267	9,524	—
2025	27,427	9,907	—
2026 - 2030	135,652	53,776	—
	$269,048	$98,638	$—
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground, and salaried personnel. Contributions to the Company's defined contribution plans were $43.6 million, $46.7 million and $42.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Dividends
The Company paid cash dividends of $5.5 million, $22.8 million, and $24.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s receipt of financial assistance under the CARES Act and the CAA 2021 precludes the Company from making any further dividend payments until March 31, 2022.
Stock Repurchase Program
In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under the CARES Act and the CAA 2021, it is restricted from making any stock repurchases until March 31, 2022.
The Company spent $7.5 million, $68.8 million, and $102.5 million to repurchase approximately 260 thousand shares, 2.5 million shares, and 2.8 million shares of the Company's common stock in open market transactions for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company had no stock repurchase activity during the three months ended December 31, 2020.
At-the-Market Offering Program

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Goldman Sachs & Co. LLC (the Managers) relating to the issuance and sale from time to time by the Company through the Managers, of up to 5,000,000 shares of the Company's common stock, par value $0.01 per share. Sales of the shares, if any, under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Equity Distribution Agreement, the Company will set the parameters for the sale of the shares, including the number of the shares to be issued, the time period during which sales are requested to be made, limitation on the number of the shares that may be sold in any one trading day and any minimum price below which sales may not be made. During the twelve months ended December 31, 2020, 2.1 million shares were sold pursuant to the Equity Distribution Agreement at an average price of $19.79 per share, with net proceeds to the Company totaling approximately $41.2 million.

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $4.9 million, $8.3 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, $6.3 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.4 million for stock awards granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.3 years.

Performance-Based Stock Awards

During 2020, the Company granted performance-based stock awards covering 204,589 shares of common stock (the Target Award) with a maximum payout of 406,916 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.

The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2018	381,956	$28.03
Granted	160,348	39.09
Vested	(211,053)	26.28
Forfeited	(69,399)	39.42
Non-vested at December 31, 2018	261,852	$33.01
Granted	114,858	31.74
Vested	(56,641)	36.45
Forfeited	(18,486)	34.32
Non-vested at December 31, 2019	301,583	$33.40
Granted	216,369	25.71
Vested	(61,073)	43.62
Forfeited	(14,926)	33.00
Non-vested at December 31, 2020	441,953	$30.98

The fair value of performance-based stock awards vested in the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $1.7 million and $8.2 million, respectively. Fair value of the awards is based on the stock price on date of vest.

Service-Based Stock Awards

During 2020, the Company awarded 353,538 service-based restricted stock awards to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2018	91,378	$28.12
Granted	128,617	38.71
Vested	(68,803)	38.98
Forfeited	(8,241)	38.03
Non-vested at December 31, 2018	142,951	$38.77
Granted	176,326	29.01
Vested	(75,638)	38.39
Forfeited	(10,357)	31.00
Non-vested at December 31, 2019	233,282	$31.80
Granted	353,538	19.71
Vested	(129,297)	29.20
Forfeited	(9,692)	27.18
Non-vested at December 31, 2020	447,831	$23.09

The fair value of service-based stock awards vested in 2020, 2019, and 2018 was $2.8 million, $2.2 million and $2.7 million, respectively. Fair value of the awards is based on the stock price on date of vest.

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

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2021	$8,483	$78,566	$87,049
2022	342,793	73,451	416,244
2023	158,380	68,034	226,414
2024	504,573	59,992	564,565
2025	408,457	47,858	456,315
Thereafter	232,268	88,668	320,936
	$1,654,954	$416,569	$2,071,523
As of December 31, 2020, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2022 and 2025

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 11 for discussion on the contract termination charge.

Boeing 787-9 Purchase Agreement

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

In October 2020, the Company entered into an amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in September 2022. The committed expenditures under the amended agreement is reflected in the table above.
In order to complete the purchase of these aircraft and fund related costs, the Company may need to secure acceptable financing. The Company has backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. Financing may be necessary to satisfy the Company's capital commitments for firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to us on acceptable terms when necessary or at all.

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2020 and 2019, there were no holdbacks held with the Company's credit card processors.

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
Labor Negotiations
As of December 31, 2020, approximately 79.0% of employees were represented by unions. Additionally, the collective bargaining agreement for the IAM-M and IAM-C, which represents 37.6% of employees became amendable on January 1, 2021. The Company is currently in negotiations with the IAM-M and IAM-C.

15. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$23,951	$20,346	$24,343
Cash payments (refunds) for income taxes	(81,372)	25,809	16,063
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a finance lease	939	6,567	119,530
Right-of-use assets acquired under operating leases	75,667	74,529	—

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

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$843,197	$14,268	$(12,652)	$844,813
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	161,363	—	—	161,363
Wages and benefits	—	387,910	—	—	387,910
Aircraft rent	—	103,898	(8)	—	103,890
Maintenance materials and repairs	—	117,210	5,638	(1,277)	121,571
Aircraft and passenger servicing	—	58,016	—	—	58,016
Commissions and other selling	(6)	46,262	97	(56)	46,297
Depreciation and amortization	—	145,712	5,953	—	151,665
Other rentals and landing fees	—	73,894	27	(113)	73,808
Purchased services	1,361	107,776	1,102	(11,189)	99,050
Special items	—	148,355	35,756	—	184,111
Other	6,007	96,844	1,909	(17)	104,743
Total	7,362	1,447,240	50,474	(12,652)	1,492,424
Operating Loss	(7,362)	(604,043)	(36,206)	—	(647,611)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(505,131)	—	—	505,131	—
Other nonoperating special items	—	(5,682)	—	—	(5,682)
Interest expense and amortization of debt discounts and issuance costs	—	(40,439)	—	—	(40,439)
Interest income	15	8,716	—	—	8,731
Capitalized interest	—	3,236	—	—	3,236
Other components of net periodic benefit cost	—	1,300	—	—	1,300
Losses on fuel derivatives	—	(6,930)	—	—	(6,930)
Other, net	—	(12,652)	(5)	—	(12,657)
Total	(505,116)	(52,451)	(5)	505,131	(52,441)
Loss Before Income Taxes	(512,478)	(656,494)	(36,211)	505,131	(700,052)
Income tax benefit	(1,543)	(179,970)	(7,604)	—	(189,117)
Net Loss	$(510,935)	$(476,524)	$(28,607)	$505,131	$(510,935)
Comprehensive Income (Loss)	$521,579	$(487,168)	$(28,607)	$(527,383)	$(521,579)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,830,133	$12,202	$(10,107)	$2,832,228
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	542,573	—	—	542,573
Wages and benefits	—	723,656	—	—	723,656
Aircraft rent	—	118,380	524	—	118,904
Maintenance materials and repairs	—	238,198	12,207	(633)	249,772
Aircraft and passenger servicing	—	164,275	—	—	164,275
Commissions and other selling	11	130,226	138	(159)	130,216
Depreciation and amortization	—	151,337	7,569	—	158,906
Other rentals and landing fees	—	129,642	27	(47)	129,622
Purchased services	284	139,145	1,201	(9,063)	131,567
Contract terminations expense	—	—	—	—	—
Other	5,991	147,378	2,096	(205)	155,260
Total	6,286	2,484,810	23,762	(10,107)	2,504,751
Operating Income (Loss)	(6,286)	345,323	(11,560)	—	327,477
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	228,934	—	—	(228,934)	—
Interest expense and amortization of debt discounts and issuance costs	—	(27,848)	(16)	—	(27,864)
Interest income	28	12,555	—	—	12,583
Capitalized interest	—	4,492	—	—	4,492
Other components of net periodic benefit cost	—	(3,864)	—	—	(3,864)
Losses on fuel derivatives	—	(6,709)	—	—	(6,709)
Other, net	(8)	(1,104)	(7)	—	(1,119)
Total	228,954	(22,478)	(23)	(228,934)	(22,481)
Income (Loss) Before Income Taxes	222,668	322,845	(11,583)	(228,934)	304,996
Income tax expense (benefit)	(1,316)	84,760	(2,432)	—	81,012
Net Income (Loss)	$223,984	$238,085	$(9,151)	$(228,934)	$223,984
Comprehensive Income (Loss)	$213,241	$227,342	$(9,151)	$(218,191)	$213,241

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,827,215	$10,601	$(405)	$2,837,411
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	599,544	—	—	599,544
Wages and benefits	—	684,719	—	—	684,719
Aircraft rent	—	125,883	78	—	125,961
Maintenance materials and repairs	—	233,503	6,256	—	239,759
Aircraft and passenger servicing	—	157,796	—	—	157,796
Commissions and other selling	(5)	129,332	128	(140)	129,315
Depreciation and amortization	—	134,651	5,215	—	139,866
Other rentals and landing fees	—	126,509	394	—	126,903
Purchased services	195	130,665	852	(61)	131,651
Contract terminations expense	—	35,322	—	—	35,322
Other	6,527	142,125	3,759	(204)	152,207
Total	6,717	2,500,049	16,682	(405)	2,523,043
Operating Income (Loss)	(6,717)	327,166	(6,081)	—	314,368
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	238,365	—	—	(238,365)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(32,861)	(137)	—	(33,001)
Interest income	185	9,057	—	—	9,242
Capitalized interest	—	7,887	—	—	7,887
Other components of net periodic benefit cost	—	(825)	—	—	(825)
Gains on fuel derivatives	—	5,590	—	—	5,590
Other, net	(4)	(2,117)	18	—	(2,103)
Total	238,543	(13,269)	(119)	(238,365)	(13,210)
Income (Loss) Before Income Taxes	231,826	313,897	(6,200)	(238,365)	301,158
Income tax expense (benefit)	(1,374)	70,634	(1,302)	—	67,958
Net Income (Loss)	$233,200	$243,263	$(4,898)	$(238,365)	$233,200
Comprehensive Income (Loss)	$227,834	$237,897	$(4,898)	$(232,999)	$227,834

Condensed Consolidating Balance Sheets
December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$24,088	$476,409	$9,142	$—	$509,639
Short-term investments	—	354,782	—	—	354,782
Accounts receivable, net	—	67,831	424	(728)	67,527
Income taxes receivable	—	95,002	—	—	95,002
Spare parts and supplies, net	—	35,442	—	—	35,442
Prepaid expenses and other	21	56,046	19	—	56,086
Total	24,109	1,085,512	9,585	(728)	1,118,478
Property and equipment at cost	—	2,916,850	62,699	—	2,979,549
Less accumulated depreciation and amortization	—	(865,952)	(28,567)	—	(894,519)
Property and equipment, net	—	2,050,898	34,132	—	2,085,030
Operating lease right-of-use assets	—	627,359	—	—	627,359
Long-term prepayments and other	50	133,143	470	—	133,663
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	540,491	—	(540,491)	—
Investment in consolidated subsidiaries	1,106,627	—	503	(1,107,130)	—
TOTAL ASSETS	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$720	$110,070	$1,940	$(728)	$112,002
Air traffic liability and current frequent flyer deferred revenue	—	527,440	6,262	—	533,702
Other accrued liabilities	—	139,878	203	—	140,081
Current maturities of long-term debt, less discount	—	115,019	—	—	115,019
Current maturities of finance lease obligations	—	21,290	—	—	21,290
Current maturities of operating leases	—	82,454	—	—	82,454
Total	720	996,151	8,405	(728)	1,004,548
Long-term debt	—	1,034,805	—	—	1,034,805
Intercompany payable	529,909	—	10,582	(540,491)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	120,618	—	—	120,618
Noncurrent operating leases	—	503,376	—	—	503,376
Accumulated pension and other postretirement benefit obligations.	—	217,737	—	—	217,737
Other liabilities and deferred credits	—	77,803	1,105	—	78,908
Noncurrent frequent flyer deferred revenue	—	201,239	—	—	201,239
Deferred tax liabilities, net	—	216,642	—	—	216,642
Total	—	1,337,415	1,105	—	1,338,520
Shareholders' equity	600,157	1,082,032	25,098	(1,107,130)	600,157
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030

Condensed Consolidating Balance Sheets
December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$1,228	$362,933	$8,895	$—	$373,056
Short-term investments	—	245,599	—	—	245,599
Accounts receivable, net	—	95,141	3,188	(949)	97,380
Income taxes receivable	—	64,192	—	—	64,192
Spare parts and supplies, net	—	37,630	—	—	37,630
Prepaid expenses and other	90	56,743	16	—	56,849
Total	1,318	862,238	12,099	(949)	874,706
Property and equipment at cost	—	2,987,222	92,094	—	3,079,316
Less accumulated depreciation and amortization	—	(739,930)	(22,614)	—	(762,544)
Property and equipment, net	—	2,247,292	69,480	—	2,316,772
Operating lease right-of-use assets	—	632,545	—	—	632,545
Long-term prepayments and other	—	182,051	387	—	182,438
Goodwill and other intangible assets, net	—	119,663	500	—	120,163
Intercompany receivable	—	550,075	—	(550,075)	—
Investment in consolidated subsidiaries	1,619,949	—	504	(1,620,453)	—
TOTAL ASSETS	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$529	$139,764	$9,404	$(949)	$148,748
Air traffic liability and current frequent flyer deferred revenue	—	600,851	5,833	—	606,684
Other accrued liabilities	—	161,125	305	—	161,430
Current maturities of long-term debt, less discount	—	53,273	—	—	53,273
Current maturities of finance lease obligations	—	21,857	—	—	21,857
Current maturities of operating leases	—	83,224	—	—	83,224
Total	529	1,060,094	15,542	(949)	1,075,216
Long-term debt	—	547,254	—	—	547,254
Intercompany payable	538,942	—	11,133	(550,075)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	141,861	—	—	141,861
Noncurrent operating leases	—	514,685	—	—	514,685
Accumulated pension and other postretirement benefit obligations.	—	203,596	—	—	203,596
Other liabilities and deferred credits	—	96,338	1,096	—	97,434
Noncurrent frequent flyer deferred revenue	—	175,218	—	—	175,218
Deferred tax liabilities, net	—	289,564	—	—	289,564
Total	—	1,421,262	1,096	—	1,422,358
Shareholders' equity	1,081,796	1,565,254	55,199	(1,620,453)	1,081,796
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$2,722	$(315,245)	$1,815	$—	$(310,708)
Cash Flows From Investing Activities:
Net payments to affiliates	(5,900)	3,696	(766)	2,970	—
Additions to property and equipment, including pre-delivery deposits	—	(98,611)	(6,702)	—	(105,313)
Proceeds from purchase assignment and sale leaseback transactions	—	114,000	—	—	114,000
Purchases of investments	—	(395,793)	—	—	(395,793)
Sales of investments	—	288,336	—	—	288,336
Net cash used in investing activities	(5,900)	(88,372)	(7,468)	2,970	(98,770)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	41,196	—	—	—	41,196
Long-term borrowings	—	602,264	—	—	602,264
Repayments of long-term debt and finance lease obligations	—	(78,824)	—	—	(78,824)
Dividend payments	(5,514)	—	—	—	(5,514)
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Debt issuance costs	—	(4,975)	—	—	(4,975)
Net payments from affiliates	(2,930)	—	5,900	(2,970)	—
Payment for taxes withheld for stock compensation	—	(1,372)	—	—	(1,372)
Other	796	—	—	—	796
Net cash provided by financing activities	26,038	517,093	5,900	(2,970)	546,061
Net increase in cash and cash equivalents	22,860	113,476	247	—	136,583
Cash and cash equivalents—Beginning of Period	1,228	362,933	8,895	—	373,056
Cash and cash equivalents—End of Period	$24,088	$476,409	$9,142	$—	$509,639

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(1,635)	$484,602	$2,173	$—	$485,140
Cash Flows From Investing Activities:
Net payments to affiliates	(3,611)	(92,562)	—	96,173	—
Additions to property and equipment, including pre-delivery deposits	—	(392,695)	(4,726)	—	(397,421)
Proceeds from purchase assignment and leaseback transactions	—	—	—	—	—
Proceeds from disposition of property and equipment	—	9,595	—	—	9,595
Purchases of investments	—	(312,768)	—	—	(312,768)
Sales of investments	—	301,662	—	—	301,662
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(3,611)	(493,043)	(4,726)	96,173	(405,207)
Cash Flows From Financing Activities:
Long-term borrowings	—	227,889	—	—	227,889
Repayments of long-term debt and finance lease obligations	—	(109,122)	(6)	—	(109,128)
Dividend payments	(22,774)	—	—	—	(22,774)
Repurchases of common stock	(68,769)	—	—	—	(68,769)
Debt issuance costs	—	(1,623)	—	—	(1,623)
Net payments from affiliates	92,863	—	3,310	(96,173)	—
Payment for taxes withheld for stock compensation	—	(1,049)	—	—	(1,049)
Net cash provided by financing activities	1,320	116,095	3,304	(96,173)	24,546
Net increase (decrease) in cash and cash equivalents	(3,926)	107,654	751	—	104,479
Cash, cash equivalents, and restricted cash—Beginning of Period	5,154	255,279	8,144	—	268,577
Cash and cash equivalents—End of Period	$1,228	$362,933	$8,895	$—	$373,056

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(2,773)	$509,405	$1,876	$—	$508,508
Cash Flows From Investing Activities:
Net payments to affiliates	(14,400)	(91,515)	—	105,915	—
Additions to property and equipment, including pre-delivery deposits	—	(470,970)	(15,807)	—	(486,777)
Proceeds from purchase assignment and leaseback transactions	—	87,000	—	—	87,000
Net proceeds from disposition of equipment	—	46,714	—	—	46,714
Purchases of investments	—	(210,836)	—	—	(210,836)
Sales of investments	—	247,423	—	—	247,423
Net cash used in investing activities	(14,400)	(392,184)	(15,807)	105,915	(316,476)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and finance lease obligations	—	(68,233)	(12)	—	(68,245)
Dividend payments	(24,171)	—	—	—	(24,171)
Repurchases of common stock	(102,500)	—	—	—	(102,500)
Debt issuance costs	—	(3,350)	—	—	(3,350)
Net payments from affiliates	91,515	—	14,400	(105,915)	—
Payment for taxes withheld for stock compensation	78	(3,720)	—	—	(3,642)
Net cash provided by (used in) financing activities	(35,078)	11,197	14,388	(105,915)	(115,408)
Net increase (decrease) in cash and cash equivalents	(52,251)	128,418	457	—	76,624
Cash, cash equivalents, and restricted cash—Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, and restricted cash—End of Period	$5,154	$255,279	$8,144	$—	$268,577
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2020, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 12, 2021

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2020, 2019 and 2018.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2020, 2019 and 2018.
iv.    Consolidated Balance Sheets, December 31, 2020 and 2019.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2020, 2019 and 2018.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019 and 2018.
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
4.2
Warrant Agreement, dated as of April 22, 2020, by and between Hawaiian Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

4.3	Form of Warrant to Purchase Common Stock (included in Exhibit 4.2 as Annex B).
4.4
Promissory Note, dated as of April 22, 2020, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor (filed as Exhibit 4.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

4.5
Trust Supplement No. 2020-1A, dated as of August 5, 2020, between Wilmington Trust, National Association, as trustee, and Hawaiian Airlines, Inc., to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.1 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.6
Trust Supplement No. 2020-1B, dated as of August 5, 2020, between Wilmington Trust, National Association, as trustee, and Hawaiian Airlines, Inc., to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.7
Intercreditor Agreement, dated as of August 5, 2020, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (filed as Exhibit 4.3 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.8
Note Purchase Agreement, dated as of August 5, 2020, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (filed as Exhibit 4.4 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.9
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and pass through trustee under the pass through trusts) (Exhibit A to Note Purchase Agreement) (included in Exhibit 4.8) (filed as Exhibit 4.5 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.10
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee) (Exhibit B to Note Purchase Agreement) (included in Exhibit 4.8) (filed as Exhibit 4.6 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*

4.11	Form of Hawaiian Airlines, Inc. Pass Through Certificate, Series 2020-1A (included in Exhibit 4.5) (filed as Exhibit 4.7 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*
4.12	Form of Hawaiian Airlines, Inc. Pass Through Certificate, Series 2020-1B (included in Exhibit 4.6) (filed as Exhibit 4.8 to Form 8-K filed August 7, 2020 and incorporated herein by reference).*
4.13
Warrant Agreement, dated as of September 25, 2020, between Hawaiian Holdings, Inc. and The United States Department of the Treasury (filed as Exhibit 4.9 to Form 10-Q filed October 28, 2020 and incorporated herein by reference).*

4.14	Form of Warrant (included in Exhibit 4.13 as Annex B thereto).
4.15	Warrant Agreement, dated as of January 15, 2021, between Hawaiian Holdings, Inc. and the United States Department of the Treasury.
4.16	Form of Warrant (included in Exhibit 4.15 as Annex B thereto).
4.17	Promissory Note, dated as of January 15, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor.
4.18
Indenture, dated as of February 4, 2021, by and among Hawaiian Brand Intellectual Property, Ltd., HawaiianMiles Loyalty, Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee, collateral agent and collateral custodian, governing the 5.750% Senior Secured Notes due 2026 (filed as Exhibit 4.1 to Form 8-K filed February 4, 2021 and incorporated herein by reference).*

4.19	Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.18 as Exhibit A thereto).
10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+
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
10.11
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.11.1
Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015).*

10.11.2
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

10.13
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.14
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.15
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.16
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

10.27	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.28	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.29
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.30
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.31
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.32
General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.36 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.33
Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.37 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.34
Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.38 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019), Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*

10.36
Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

10.37
Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.38
Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.39
Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc,, as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent.

10.40	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury.
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019 and 2018

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2020	$651	5,004		—	(3,559)	(a)	$2,096
2019	$54	1,371		—	(774)	(a)	$651
2018	$12	1,527		—	(1,485)	(a)	$54
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2020	$15,919	3,254	(b)	—	(1,196)	(c)	$17,977
2019	$22,588	3,830	(b)	—	(10,499)	(c)	$15,919
2018	$21,446	5,463	(b)	—	(4,321)	(c)	$22,588
Valuation Allowance on Deferred Tax Assets
2020	$2,547	7,070		—	—		$9,617
2019	$2,547	—		—	—		$2,547
2018	$2,547	—		—	—		$2,547

_______________________________________________________________________________

(a)Doubtful accounts written off, net of recoveries.
(b)Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.
(c)Spare parts and supplies written off against the allowance for obsolescence.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 12, 2021	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter R. Ingram and Shannon L. Okinaka, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents with full power of each to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2021.

Signature	Title

/s/ PETER R. INGRAM	President and Chief Executive Officer, and Director (Principal Executive Officer)
Peter R. Ingram
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ DONALD J. CARTY	Director
Donald J. Carty
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ JOSEPH GUERRIERI, JR.	Director
Joseph Guerrieri, Jr.
/s/ C. JAYNE HRDLICKA	Director
C. Jayne Hrdlicka
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ MICHAEL E. MCNAMARA	Director
Michael E. McNamara
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern