Form 10-Q
period 2021-03-31
HAWAIIAN HOLDINGS INC
filed 2021-04-28
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 23, 2021, 51,107,210 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating Revenue:
Passenger	$137,469	$503,469
Other	44,748	55,675
Total	182,217	559,144
Operating Expenses:
Wages and benefits	12,809	188,254
Aircraft fuel, including taxes and delivery	47,736	113,478
Maintenance, materials and repairs	34,252	60,409
Aircraft and passenger servicing	17,251	38,283
Depreciation and amortization	35,356	39,449
Aircraft rent	29,841	27,004
Commissions and other selling	11,409	26,716
Other rentals and landing fees	19,668	29,766
Purchased services	24,097	34,241
Special items	—	126,904
Other	22,962	42,736
Total	255,381	727,240
Operating Loss	(73,164)	(168,096)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(23,693)	(6,795)
Gains (losses) on fuel derivatives	217	(6,452)
Other components of net periodic benefit cost	981	338
Interest income	1,249	3,020
Capitalized interest	684	831
Loss on extinguishment of debt	(3,994)	—
Other, net	20,896	1,966
Total	(3,660)	(7,092)
Loss Before Income Taxes	(76,824)	(175,188)
Income tax benefit	(16,133)	(30,816)
Net Loss	$(60,691)	$(144,372)
Net Loss Per Share
Basic	$(1.23)	$(3.14)
Diluted	$(1.23)	$(3.14)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	49,472	45,967
Diluted	49,472	45,967
Cash dividends declared per common stock share	$—	$0.12

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net Loss	$(60,691)	$(144,372)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax benefit of $39 and net of tax expense of $197 for 2021 and 2020, respectively	1,117	598
Net change in derivative instruments, net of tax expense of $113 for 2020	—	344
Net change in available-for-sale investments, net of tax benefit of $468 and net of tax expense of $128 for 2021 and 2020, respectively	(1,441)	389
Total other comprehensive income (loss)	(324)	1,331
Total Comprehensive Loss	$(61,015)	$(143,041)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$987,865	$509,639
Restricted cash	31,817	—
Short-term investments	889,962	354,782
Accounts receivable, net	57,887	67,527
Income taxes receivable	94,724	95,002
Spare parts and supplies, net	36,014	35,442
Prepaid expenses and other	74,340	56,086
Total	2,172,609	1,118,478
Property and equipment, less accumulated depreciation and amortization of $928,892 and $894,519 as of March 31, 2021 and December 31, 2020, respectively	2,063,134	2,085,030
Other Assets:
Operating lease right-of-use assets	604,766	627,359
Long-term prepayments and other	118,890	133,663
Intangible assets, net	13,500	13,500
Total Assets	$4,972,899	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,288	$112,002
Air traffic liability and current frequent flyer deferred revenue	687,323	533,702
Other accrued liabilities	145,701	140,081
Current maturities of long-term debt, less discount	142,051	115,019
Current maturities of finance lease obligations	22,545	21,290
Current maturities of operating leases	83,428	82,454
Total	1,198,336	1,004,548
Long-Term Debt	1,863,999	1,034,805
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	115,447	120,618
Noncurrent operating leases	482,140	503,376
Accumulated pension and other post-retirement benefit obligations	212,853	217,737
Other liabilities and deferred credits	79,688	78,908
Noncurrent frequent flyer deferred revenue	207,610	201,239
Deferred tax liability, net	200,824	216,642
Total	1,298,562	1,338,520
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 51,107,210 and 48,145,093 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	511	481
Capital in excess of par value	261,423	188,593
Accumulated income	464,919	525,610
Accumulated other comprehensive loss, net	(114,851)	(114,527)
Total	612,002	600,157
Total Liabilities and Shareholders’ Equity	$4,972,899	$3,978,030
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2021 and December 31, 2020.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2020 and December 31, 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2020 and December 31, 2019.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash provided by Operating Activities	$122,009	$46,887
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(10,417)	(46,845)
Proceeds from the disposition of aircraft related equipment	117	—
Purchases of investments	(655,266)	(48,133)
Sales of investments	117,857	80,218
Net cash used in investing activities	(547,709)	(14,760)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	68,132	—
Long-term borrowings	1,220,259	235,000
Repayments of long-term debt and finance lease obligations	(328,256)	(25,320)
Dividend payments	—	(5,514)
Debt issuance costs	(24,664)	—
Repurchases of common stock	—	(7,510)
Payment for taxes withheld for stock compensation	(1,565)	(1,230)
Other	1,837	—
Net cash provided by financing activities	935,743	195,426
Net increase in cash and cash equivalents	510,043	227,553
Cash, cash equivalents, and restricted cash - Beginning of Period	509,639	373,056
Cash, cash equivalents, and restricted cash - End of Period	$1,019,682	$600,609

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID-19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material effect on the Company's consolidated financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2021	2020
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$—	$(1,114)	Passenger revenue
Foreign currency derivative gains, net	—	(2,786)	Nonoperating Income (Expense), Other, net
Total before tax	—	(3,900)
Tax expense	—	965
Total, net of tax	$—	$(2,935)
Amortization of defined benefit plan items
Actuarial loss	$986	$922	Nonoperating Income (Expense), Other, net
Prior service cost	92	56	Nonoperating Income (Expense), Other, net
Total before tax	1,078	978
Tax expense (benefit)	39	(242)
Total, net of tax	$1,117	$736
Short-term investments
Realized losses (gain) on sales of investments, net	$(76)	$14	Nonoperating Income (Expense), Other, net
Total before tax	(76)	14
Tax expense (benefit)	19	(3)
Total, net of tax	$(57)	$11
Total reclassifications for the period	$1,060	$(2,188)

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2021 and 2020 is as follows:

Three months ended March 31, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,384)	(1,384)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,117	(57)	1,060
Net current-period other comprehensive income (loss)	1,117	(1,441)	(324)
Ending balance	$(115,064)	$213	$(114,851)

Three months ended March 31, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	3,279	(138)	378	3,519
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,935)	736	11	(2,188)
Net current-period other comprehensive income	344	598	389	1,331
Ending balance	$3,685	$(107,430)	$1,193	$(102,552)

4. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2021 and 2020, there were 680,492 and 141,665, respectively, potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except for per share data)
Numerator:
Net Loss	$(60,691)	$(144,372)
Denominator:
Weighted average common stock shares outstanding - Basic	49,472	45,967
Weighted average common stock shares outstanding - Diluted	49,472	45,967
Net Loss Per Share
Basic	$(1.23)	$(3.14)
Diluted	$(1.23)	$(3.14)

At-the-Market Offering Program

On December 1, 2020, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Goldman Sachs & Co. LLC (the Managers) relating to the issuance and sale from time to time by the Company through the Managers, of up to 5.0 million shares of the Company's common stock, par value $0.01 per share. Sales of the shares under the Equity Distribution Agreement were made in transactions that were deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Equity Distribution Agreement, the Company set the parameters for the sale of the shares, including the number of the shares to be issued, time period during which sales were requested to be made, limitation on the number of the shares that may be sold in any one trading day and any minimum price below which sales may not be made.

During the three months ended March 31, 2021, the Company sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds to the Company totaling approximately $68.1 million. As of March 31, 2021, the Company sold all 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds to the Company of approximately $109.3 million.

Stock Repurchase Program

In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. In the first quarter of 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under federal Payroll Support Programs, it is restricted from making any stock repurchases until one year following repayment of all outstanding loans under the ERP. Accordingly, the Company will not be making any further repurchases under its current stock repurchase program.

During the three months ended March 31, 2020, the Company spent $7.5 million to repurchase and retire approximately 260 thousand shares of the Company's common stock in open market transactions. The Company had no stock repurchase activity during the three months ended March 31, 2021.

Dividends

The Company’s receipt of financial assistance under federal Payroll Support Programs precludes the Company from making any further dividend payments through September 30, 2022.

5. Revenue Recognition
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
The majority of the Company's passenger revenue is derived from passenger ticket sales. Other revenue is primarily derived from the Company's cargo operations and loyalty program. The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the U.S. Department of Transportation (DOT)) are summarized below:

	Three Months Ended March 31,
	2021	2020
Geographic Information	(in thousands)
Domestic	$165,702	$402,014
Pacific	16,515	157,130
Total operating revenue	$182,217	$559,144

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

	Three Months Ended March 31,
	2021	2020
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$124,786	$474,135
Frequent flyer revenue, transportation component	12,683	29,334
Passenger Revenue	$137,469	$503,469

Other revenue (e.g., cargo and other miscellaneous)	$27,216	$34,183
Frequent flyer revenue, marketing and brand component	17,532	21,492
Other Revenue	$44,748	$55,675

For the three months ended March 31, 2021 and 2020, the Company's total revenue was $182.2 million and $559.1 million, respectively. As of March 31, 2021 and December 31, 2020, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $455.2 million and $308.2 million, respectively, which generally represents revenue that is expected to be realized in future periods. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months. The Company assessed the impact of these changes and believes that the classification of Air traffic liability as a current liability remains appropriate. During the three months ended March 31, 2021 and 2020, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $30.9 million and $240.2 million, respectively.
Passenger revenue associated with unused tickets, which represents unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current Air traffic liability balances for that specific period. Given the ongoing impact of the COVID-19 pandemic on operations, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.

Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability, Current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's unaudited Consolidated Balance Sheets based on estimated and expected redemption patterns using historical data and analysis. As of March 31, 2021, and December 31, 2020, the Company's frequent flyer liability balance was $433.4 million and $420.1 million, respectively.

	March 31, 2021	December 31, 2020
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$225,818	$218,886
Noncurrent frequent flyer deferred revenue	207,610	201,239
Total frequent flyer liability	$433,428	$420,125

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2021	2020
	(in thousands)
Balance at January 1	$420,125	$349,806
Miles awarded	26,276	40,208
Travel miles redeemed (Passenger Revenue)	(12,683)	(29,334)
Non-travel miles redeemed (Other Revenue)	(290)	(1,012)
Balance at March 31	$433,428	$359,668

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

In April 2021, the Company announced the elimination of its HawaiianMiles expiration policy, effective immediately. The Company does not believe that the change in policy will have a material impact on its accounting estimates. Management will continue to evaluate the impact of this change as additional information becomes available.

6.  Fair Value Measurements

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$432,320	$356,314	$76,006	$—
Short-term investments
Corporate debt securities	455,857	—	455,857	—
U.S. government and agency securities	308,374	—	308,374	—
Other fixed income securities	125,731	—	125,731	—
Total short-term investments	889,962	—	889,962	—
Fuel derivative contracts	—	—	—	—
Foreign currency derivatives	398	—	398	—
Total assets measured at fair value	$1,322,680	$356,314	$966,366	$—
Foreign currency derivatives	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$345,766	$297,698	$48,068	$—
Short-term investments
Corporate debt securities	198,355	—	198,355	—
U.S. government and agency securities	156,427	—	156,427	—
Total short-term investments	354,782	—	354,782	—
Fuel derivative contracts	43	—	43	—
Foreign currency derivatives	31	—	31	—
Total assets measured at fair value	$700,622	$297,698	$402,924	$—
Foreign currency derivatives	1,382	—	1,382	—
Total liabilities measured at fair value	$1,382	$—	$1,382	$—

Cash equivalents. The Company's Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist primarily of debt securities. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments. Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of March 31, 2021, corporate debt securities have remaining maturities of two years or less, U.S. government and agency securities have maturities of approximately two years or less, and other fixed-income securities of one year or less.

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
March 31, 2021					December 31, 2020
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$2,049,543	$2,142,513	$—	$—	$2,142,513	$1,171,349	$1,054,410	$—	$—	$1,054,410

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2021, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2021	2020
	(in thousands)
Losses realized at settlement	$(165)	$(3,086)
Reversal of prior period unrealized amounts	382	2,488
Unrealized losses that will settle in future periods	—	(5,854)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$217	$(6,452)

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

During the three months ended March 31, 2020, the Company de-designated certain hedged transactions as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $2.8 million from AOCI to nonoperating income in the period during the three months ended March 31, 2020. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense. As of March 31, 2021, the Company did not have any remaining derivative instruments designated for hedge accounting.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2021

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	1,000,400 Japanese Yen	February 2022	398	—	398

Derivative position as of December 31, 2020

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	4,062,950 Japanese Yen 2,852 Australian Dollars	December 2021	31	(1,156)	(1,125)
	Other liabilities and deferred credits	789,000 Japanese Yen	February 2022	—	(226)	(226)
Fuel derivative contracts	Prepaid expenses and other	8,652 gallons	March 2021	43	—	43

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
	(in thousands)
Foreign currency derivatives	$—	$(1,571)	$—	$(3,900)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2021 and $0.4 million in collateral posted with its counterparties as of December 31, 2020.

The Company is also subject to market risk in the event that these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$207,821	$214,923
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	65,650	75,565
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	34,037	37,526
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	31,234	33,573
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	108,424	121,480
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	76,530	86,018
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	—	235,000
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	204,524	216,976
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	40,787	45,010
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	—	45,000
Payroll Support Extension Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in January 2031	20,259	—
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	—
Unamortized debt discount and issuance costs	(43,494)	(21,525)
Total Debt	$2,006,050	$1,149,824
Less: Current maturities of long-term debt	(142,051)	(115,019)
Long-Term Debt, less discount	$1,863,999	$1,034,805

Revolving Credit Facility

In March 2020, the Company drew down $235.0 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. In February 2021, the Company repaid the entire $235.0 million then outstanding. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the LIBO Rate plus a margin of 2.25% per annum. The revolving loans are secured by certain assets of Hawaiian and the Company. The Credit Agreement requires that the Company maintain $300.0 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

Payroll Support Program Extension Note

The Consolidated Appropriations Act, 2021 (CAA 2021) was enacted on December 27, 2020, and included an extension of the payroll support program (PSP) created under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits. On January 15, 2021 (the PSP Extension Closing Date), the Company entered into an extension to the PSP Agreement (the PSP Extension Agreement), and in connection with the PSP Extension Agreement, entered into a warrant agreement (the Warrant Extension Agreement) with the U.S. Department of Treasury (Treasury), and issued a promissory note to the Treasury (the Extension Note). Pursuant to the PSP Extension Agreement, the Company received approximately $167.5 million in financial assistance, to be used exclusively for continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the PSP Extension Agreement.

As compensation to the U.S. government for providing financial relief under the PSP Extension Agreement, and pursuant to the Warrant Extension Agreement, we agreed to issue to the Treasury warrants to purchase up to a total of 113,940 shares of the Company’s common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

The Company issued a Note (Extension Note) to the Treasury for a total principal sum of approximately $20.2 million. The Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Extension Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Extension Closing Date, which interest is payable semi-annually beginning on March 31, 2021. The Extension Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

Under the PSP Extension Agreement, the Company agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits from December 1, 2020 through the PSP Extension Closing Date, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, the Company is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

The Company recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $17.3 million in noncurrent debt and $3.0 million in additional paid in capital, respectively.

We have participated in the initial PSP and the PSP Extension. A summary of the amounts received and warrants issued as of March 31, 2021 under these programs is set forth in the following table.

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at March 31, 2021
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension(1)	167.5	147.3	20.2	0.1	0.2%

(1) During the three months ended March 31, 2021, the Company recognized approximately $147.3 million in contra-expense within wages and benefits in its consolidated statements of operations.

On April 23, 2021, the Company received an additional $25.1 million from the Treasury to close out the PSP Extension Program. Of this balance, $17.6 million was issued as a grant and $7.5 million in the form of a promissory note. Additionally, the Company issued 42,400 additional warrants at an exercise price of $17.78 per share.

PSP3 Agreement

The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a second PSP extension (the PSP3), providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. On April 23, 2021, the Company entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company’s common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. The Company expects to receive a total of approximately $179.7 million pursuant to the PSP3 Agreement.

The first installment, in the amount of approximately $89.8 million (representing 50% of the current expected total payment), was received on April 23, 2021. The remaining installments are anticipated to be paid as follows: (i) 50% of the current expected total payment anticipated in the second quarter of 2021 and (ii) a possible final payment based on any adjustments by Treasury to the initial expected total payment.

Economic Relief Program Loan

In September 2020, the Company entered into a Loan Agreement with the Treasury under the Economic Relief Program (ERP) under the CARES Act, which was subsequently amended and restated to increased the maximum facility available to be borrowed by the Company to $622.0 million (the Amended and Restated Loan Agreement). In connection with its entry into the Loan Agreement, the Company also entered into a Warrant Agreement with the Treasury (the ERP Warrant Agreement). On September 25, 2020, the Company borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of the Company's common stock at an exercise price of $11.82 per share. The Company recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, the Company repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations. The warrants issued under the ERP Warrant Agreement remain outstanding pursuant to its terms.

Loyalty Program and Intellectual Property Financing

In February 2021, the Company completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly-owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly-owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes). The Notes require interest only payments, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, beginning on July 20, 2021.

The Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (HoldCo 1), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (HoldCo 2 and, together with HoldCo 1, the Cayman Guarantors), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the Parent Guarantors and the Parent Guarantors, together with the Cayman Guarantors, the Guarantors). The Notes were issued pursuant to an Indenture, dated as of February 4, 2021 (the Indenture), among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee, collateral custodian.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word “Hawaiian” or any successor brand and the “hawaiianairlines.com” domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP. Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian’s rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP.

As of March 31, 2021, approximately $31.8 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's consolidated balance sheets.

Schedule of Maturities of Long-Term Debt

As of March 31, 2021, the expected maturities of long-term debt for the remainder of 2021 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2021	$72,603
2022	122,545
2023	87,522
2024	85,415
2025	105,017
Thereafter	1,576,442
$2,049,544

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. We were in compliance with the covenants in these debt agreements as of March 31, 2021.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2021	2020
	(in thousands)
Service cost	$2,739	$2,667
Other cost:
Interest cost	4,216	4,970
Expected return on plan assets	(6,275)	(6,286)
Recognized net actuarial loss	1,078	978
Total other components of the net periodic benefit cost	(981)	(338)
Net periodic benefit cost	$1,758	$2,329

Service costs are recorded within Wages and Benefits in the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three months ended March 31, 2021 and 2020, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2021.

10. Commitments and Contingent Liabilities

Commitments

As of March 31, 2021, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2022 and 2025

In July 2018, the Company entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft, including purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2025. In October 2018, the Company entered into a definitive agreement for the selection of GEnx engines to power its Boeing 787-9 fleet. The agreement provides for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines, and the purchase of up to four spare engines.

In October 2020, the Company entered into an amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in September 2022. The committed expenditures under the amended agreement are reflected in the table below.
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
Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of March 31, 2021 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2021	$7,895	$62,703	$70,598
2022	341,905	75,702	417,607
2023	158,380	70,529	228,909
2024	497,161	61,285	558,446
2025	404,363	48,915	453,278
Thereafter	228,450	90,647	319,097
	$1,638,154	$409,781	$2,047,935

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2021 and December 31, 2020, there were no holdbacks held with the Company's credit card processors.

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

11. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended March 31,
	2021	2020
	(in thousands)
Collective bargaining agreement payment (1)	$—	$20,242
Goodwill impairment (2)	—	106,662
Total operating special items	$—	$126,904

(1)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the three months ended March 31, 2020, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the unaudited Consolidated Statements of Operations.

(2)In the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove the Company's stock price to 52-week lows and significantly reduced future cash flow projections. The Company qualitatively assessed that an impairment loss may have been incurred and performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. The Company determined that the estimated fair value of the Company's one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the Company's unaudited Consolidated Balance Sheets, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

12. Income Taxes

The Company's effective tax rate was 21.0% and 17.6% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates represent a blend of federal and state taxes and includes the impact of certain nondeductible items.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs.

The effective tax rate for the three months ended March 31, 2020 includes the impact of a nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOL carryforwards generated in recent periods, which were carried back to prior years.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$181,538	$3,423	$(2,744)	$182,217
Operating Expenses:
Wages and benefits	—	12,809	—	—	12,809
Aircraft fuel, including taxes and delivery	—	47,736	—	—	47,736
Maintenance, materials and repairs	—	34,237	15	—	34,252
Aircraft and passenger servicing	—	17,251	—	—	17,251
Commissions and other selling	—	11,421	9	(21)	11,409
Aircraft rent	—	29,841	—	—	29,841
Other rentals and landing fees	—	19,697	—	(29)	19,668
Depreciation and amortization	—	34,459	897	—	35,356
Purchased services	1,888	24,570	313	(2,674)	24,097
Other	1,726	20,961	295	(20)	22,962
Total	3,614	252,982	1,529	(2,744)	255,381
Operating Income (Loss)	(3,614)	(71,444)	1,894	—	(73,164)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(57,087)	(10,817)	—	67,904	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,908)	(11,238)	453	(23,693)
Interest income	10	1,239	453	(453)	1,249
Capitalized interest	—	684	—	—	684
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	981	—	—	981
Other, net	—	20,896	—	—	20,896
Total	(57,077)	(3,702)	(10,785)	67,904	(3,660)
Loss Before Income Taxes	(60,691)	(75,146)	(8,891)	67,904	(76,824)
Income tax benefit	—	(16,133)	—	—	(16,133)
Net Income (Loss)	$(60,691)	$(59,013)	$(8,891)	$67,904	$(60,691)
Comprehensive Loss	$(61,015)	$(59,337)	$(8,891)	$68,228	$(61,015)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$559,162	$3,890	$(3,908)	$559,144
Operating Expenses:
Wages and benefits	—	188,254	—	—	188,254
Aircraft fuel, including taxes and delivery	—	113,478	—	—	113,478
Maintenance, materials and repairs	—	59,066	1,897	(554)	60,409
Aircraft and passenger servicing	—	38,283	—	—	38,283
Commissions and other selling	19	26,700	42	(45)	26,716
Aircraft rent	—	27,023	(19)	—	27,004
Depreciation and amortization	—	37,477	1,972	—	39,449
Other rentals and landing fees	—	29,793	—	(27)	29,766
Purchased services	90	37,096	321	(3,266)	34,241
Special items	—	126,904	—	—	126,904
Other	1,346	40,732	674	(16)	42,736
Total	1,455	724,806	4,887	(3,908)	727,240
Operating Loss	(1,455)	(165,644)	(997)	—	(168,096)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(143,225)	—	—	143,225	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,795)	—	—	(6,795)
Interest income	3	3,017	—	—	3,020
Capitalized interest	—	831	—	—	831
Losses on fuel derivatives	—	(6,452)	—	—	(6,452)
Other components of net periodic pension cost	—	338	—	—	338
Other, net	—	1,967	(1)	—	1,966
Total	(143,222)	(7,094)	(1)	143,225	(7,092)
Loss Before Income Taxes	(144,677)	(172,738)	(998)	143,225	(175,188)
Income tax benefit	(305)	(30,301)	(210)	—	(30,816)
Net Income	$(144,372)	$(142,437)	$(788)	$143,225	$(144,372)
Comprehensive Loss	$(143,041)	$(141,106)	$(788)	$141,894	$(143,041)

Condensed Consolidating Balance Sheets
March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,448	$941,042	$33,375	$—	$987,865
Restricted cash	—	—	31,817	—	31,817
Short-term investments	—	889,962	—	—	889,962
Accounts receivable, net	—	55,162	3,437	(712)	57,887
Income taxes receivable	—	94,724	—	—	94,724
Spare parts and supplies, net	—	36,014	—	—	36,014
Prepaid expenses and other	128	74,058	154	—	74,340
Total	13,576	2,090,962	68,783	(712)	2,172,609
Property and equipment at cost	—	2,929,126	62,900	—	2,992,026
Less accumulated depreciation and amortization	—	(899,428)	(29,464)	—	(928,892)
Property and equipment, net	—	2,029,698	33,436	—	2,063,134
Operating lease right-of-use assets	—	604,766	—	—	604,766
Long-term prepayments and other	50	118,367	1,200,473	(1,200,000)	118,890
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	544,707	—	(544,707)	—
Investment in consolidated subsidiaries	1,052,077	2,183	503	(1,054,763)	—
TOTAL ASSETS	$1,065,703	$5,390,683	$1,316,695	$(2,800,182)	$4,972,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$115,871	$939	$(260)	$117,288
Air traffic liability and current frequent flyer deferred revenue	—	681,254	6,069	—	687,323
Other accrued liabilities	—	135,493	10,660	(452)	145,701
Current maturities of long-term debt, less discount	—	142,051	—	—	142,051
Current maturities of finance lease obligations	—	22,545	—	—	22,545
Current maturities of operating leases	—	83,428	—	—	83,428
Total	738	1,180,642	17,668	(712)	1,198,336
Long-term debt	—	1,887,967	1,176,032	(1,200,000)	1,863,999
Intercompany payable	452,963	—	91,744	(544,707)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	115,447	—	—	115,447
Noncurrent operating leases	—	482,140	—	—	482,140
Accumulated pension and other post-retirement benefit obligations	—	212,853	—	—	212,853
Other liabilities and deferred credits	—	78,560	1,128	—	79,688
Noncurrent frequent flyer deferred revenue	—	207,610	—	—	207,610
Deferred tax liabilities, net	—	200,824	—	—	200,824
Total	—	1,297,434	1,128	—	1,298,562
Shareholders’ equity	612,002	1,024,640	30,123	(1,054,763)	612,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,065,703	$5,390,683	$1,316,695	$(2,800,182)	$4,972,899

Condensed Consolidating Balance Sheets
December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,088	$476,409	$9,142	$—	$509,639
Short-term investments	—	354,782	—	—	354,782
Accounts receivable, net	—	67,831	424	(728)	67,527
Income taxes receivable, net	—	95,002	—	—	95,002
Spare parts and supplies, net	—	35,442	—	—	35,442
Prepaid expenses and other	21	56,046	19	—	56,086
Total	24,109	1,085,512	9,585	(728)	1,118,478
Property and equipment at cost	—	2,916,850	62,699	—	2,979,549
Less accumulated depreciation and amortization	—	(865,952)	(28,567)	—	(894,519)
Property and equipment, net	—	2,050,898	34,132	—	2,085,030
Operating lease right-of-use assets	—	627,359	—	—	627,359
Long-term prepayments and other	50	133,143	470	—	133,663
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	540,491	—	(540,491)	—
Investment in consolidated subsidiaries	1,106,627	—	503	(1,107,130)	—
TOTAL ASSETS	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$720	$110,070	$1,940	$(728)	$112,002
Air traffic liability and current frequent flyer deferred revenue	—	527,440	6,262	—	533,702
Other accrued liabilities	—	139,878	203	—	140,081
Current maturities of long-term debt, less discount	—	115,019	—	—	115,019
Current maturities of finance lease obligations	—	21,290	—	—	21,290
Current maturities of operating leases	—	82,454	—	—	82,454
Total	720	996,151	8,405	(728)	1,004,548
Long-term debt	—	1,034,805	—	—	1,034,805
Intercompany payable	529,909	—	10,582	(540,491)	—
Other liabilities and deferred credits:					0
Noncurrent finance lease obligations	—	120,618	—	—	120,618
Noncurrent operating leases	—	503,376	—	—	503,376
Accumulated pension and other post-retirement benefit obligations	—	217,737	—	—	217,737
Other liabilities and deferred credits	—	77,803	1,105	—	78,908
Noncurrent frequent flyer deferred revenue	—	201,239	—	—	201,239
Deferred tax liabilities, net	—	216,642	—	—	216,642
Total	—	1,337,415	1,105	—	1,338,520
Shareholders’ equity	600,157	1,082,032	25,098	(1,107,130)	600,157
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,448)	$114,495	$10,962	$—	$122,009
Cash Flows From Investing Activities:
Net payments to affiliates	(900)	1,207,207	(1,130,946)	(75,361)	—
Additions to property and equipment, including pre-delivery deposits	—	(10,215)	(202)	—	(10,417)
Proceeds from the disposition of aircraft related equipment		117	—	—	117
Purchases of investments	—	(655,266)	—	—	(655,266)
Sales of investments	—	117,857	—	—	117,857
Net cash provided by (used in) investing activities	(900)	659,700	(1,131,148)	(75,361)	(547,709)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	20,259	1,200,000	—	1,220,259
Repayments of long-term debt and finance lease obligations	—	(328,256)	—	—	(328,256)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(76,261)	—	900	75,361	—
Payment for taxes withheld for stock compensation	—	(1,565)	—	—	(1,565)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(6,292)	(309,562)	1,176,236	75,361	935,743
Net increase (decrease) in cash and cash equivalents	(10,640)	464,633	56,050	—	510,043
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$13,448	$941,042	$65,192	$—	$1,019,682

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(976)	$50,724	$(2,861)	$—	$46,887
Cash Flows From Investing Activities:
Net payments to affiliates	(9,000)	(22,126)	—	31,126	—
Additions to property and equipment, including pre-delivery deposits	—	(40,616)	(6,229)	—	(46,845)
Purchases of investments	—	(48,133)	—	—	(48,133)
Sales of investments	—	80,218	—	—	80,218
Net cash used in investing activities	(9,000)	(30,657)	(6,229)	31,126	(14,760)
Cash Flows From Financing Activities:
Long-term borrowings	—	235,000	—	—	235,000
Repayments of long-term debt and finance lease obligations	—	(25,320)	—	—	(25,320)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	22,126	—	9,000	(31,126)	—
Repurchases of Common Stock	(7,510)	—	—	—	(7,510)
Payment for taxes withheld for stock compensation	—	(1,230)	—	—	(1,230)
Net cash provided by financing activities	9,102	208,450	9,000	(31,126)	195,426
Net increase (decrease) in cash and cash equivalents	(874)	228,517	(90)	—	227,553
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$354	$591,450	$8,805	$—	$600,609

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; future borrowings and obligations under the CARES Act and Payroll Support Programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2021; expected salary and related costs; estimates for daily cash burn; our expected fleet as of March 31, 2022; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting efforts related to the COVID-19 pandemic will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that the quarantine, restrictions on travel and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the State of Hawai'i and the fourteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2021, the latest available data. As of March 31, 2021, we had 5,913 active employees before giving effect to voluntary and involuntary separation programs discussed in detail below.

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

March 2021 Quarterly Financial Overview

•GAAP net loss in the first quarter was $60.7 million, or $1.23 per diluted share on total revenue of $182.2 million, compared to a net loss of $144.4 million, or $3.14 per diluted share, on total revenue of $559.1 million during the same period in 2020.

•During the three months ended March 31, 2021, capacity was down 50.2%, as compared to the same period in 2020. Improvements in our North America network and customer demand led to an increase in capacity of 70.8% as compared to the fourth quarter of 2020.

•Unrestricted cash, cash equivalents and short-term investments was $1.9 billion as of March 31, 2021.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of Non-GAAP measures.

Impact of COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19 beginning in early 2020, we experienced significantly suppressed customer demand through the first quarter of 2021 compared to pre-COVID-19 pandemic levels. Although restrictions on travel to and within the State of Hawai'i as well as travel to and from various international locations (including those within our network), remain in effect, we saw an increase in bookings and travel in March 2021, particularly within our domestic network, with approximately 43.7% of our quarterly revenue generated in the month.

During the first quarter of 2021, we continued to rebuild our network with the commencement of several new routes and increased overall capacity 70.8% as compared to the fourth quarter of 2020; however, capacity remains depressed from pre-COVID-19 pandemic levels. During the second quarter of 2021, we anticipate capacity with be down between 30% to 33%, as compared to the same period in 2020.

Despite short-term increases in demand for travel to Hawai'i, uncertainties remain regarding the impact of increased vaccination availability on the demand for air travel, including the availability, reliability and effectiveness of vaccines domestically and worldwide.

While certain markets have reopened, others, particularly international markets, remain closed or continue to enforce extended quarantines. The State of Hawai'i and counties within the state continue to evaluate and update testing and quarantine requirements for travel to and within the state, and there can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the ability for travelers to bypass quarantine requirements should the prevalence of the COVID-19 pandemic worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing, travel restrictions on international travel. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations to continue to be below pre-2020 historical levels during 2021. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels, which decreases could be material. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Government Support Programs

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020, and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits that are further discussed in Note 12 in the Notes to Consolidated Financial Statements. The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provided for the carryback of additional NOLs to 2016 and 2017, which will result in tax benefits for those years.

Economic Relief Program Loan

We entered into a Loan Agreement with the U.S. Department of Treasury (the Treasury) under the ERP on September 25, 2020 (the ERP Closing Date), which was subsequently amended and restated to increase the maximum facility available to be borrowed by us to $622.0 million (the Amended and Restated Loan Agreement). In connection with its entry into the Loan Agreement, we also entered into a Warrant Agreement with the Treasury (the ERP Warrant Agreement). On the ERP Closing Date, we borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of our common stock. We recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, we repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Payroll Support Programs

On April 22, 2020, we entered into a Payroll Support Program Agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, we entered into a PSP Warrant Agreement and Hawaiian issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury provided us with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on us. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted by the DOT to us given the absence of demand for certain of such services.

The Note issued by us to the Treasury was in the principal amount of approximately $60.3 million. The Note has a ten-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we issued to the Treasury warrants to purchase a total of 509,964 shares of our common stock (the PSP Warrants) at an exercise price of $11.82 per share. The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

The Consolidated Appropriations Act, 2021 (CAA 2021) was enacted on December 27, 2020, and provided $15.0 billion for airline employee wages, salaries and benefits under an extension (the PSP Extension) of the Payroll Support Program created under the CARES Act PSP. On January 15, 2021 (the PSP Extension Closing Date), we entered into an extension of our PSP Agreement with the Treasury (the PSP Extension Agreement). PSP Extension funds are required to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees, as defined in the PSP Extension Agreement. Under the PSP Extension Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits from December 1, 2020 through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

In the first quarter of 2021, we received $147.3 million in grants, entered into a promissory note with the Treasury (the Extension Note) for approximately $20.2 million and issued to the Treasury warrants to purchase up to a total of 113,940 shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants) pursuant to the PSP Extension Agreement. The Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% for the first five years and at a rate equal to the secured overnight financing rate plus 2.00% for the following five years. We recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $17.3 million in noncurrent debt and $3.0 million in additional paid in capital, respectively.

On April 23, 2021, we received an additional $25.1 million from the Treasury to close out the PSP Extension Program. Of this amount, $17.6 million was issued in the form of a grant and $7.5 million in the form of a Note. Additionally, we issued to Treasury warrants for the purchase of 42,400 shares of our common stock at the exercise price stated above.

The American Rescue Plan Act of 2021 (ARP 2021) was enacted on March 11, 2021, and included a second PSP extension, providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. On April 23, 2021, we entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company’s common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. We expect to receive a total of approximately $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year loan in the second quarter of 2021.

On April 23, 2021, we received the first installment under the PSP3 Agreement, in the amount of approximately $89.8 million (representing 50% of the current expected total payment). The remaining installments are anticipated to be paid as follows: (i) 50% of the current expected total payment anticipated in the second quarter of 2021 and (ii) a possible final payment based on any adjustments by Treasury to the initial expected total payment.

Loyalty Program and Intellectual Property Financing

On February 4, 2021, we completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes). The Notes require interest only payments, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, beginning on July 20, 2021.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word “Hawaiian” or any successor brand and the “hawaiianairlines.com” domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted to Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP. Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian’s rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture), together with HawaiianMiles program (HawaiianMiles)

customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP.

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

The Indenture contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors and, in certain circumstances, Hawaiian to, among other things: (i) make Restricted Payments (as defined in the Indenture), (ii) incur additional indebtedness, (iii) create certain liens on the Loyalty Program Collateral, (iv) sell or otherwise dispose of the Loyalty Program Collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuers’ assets. The Indenture also requires the Issuers and, in certain circumstances, Hawaiian, to comply with certain affirmative covenants, including depositing the Transaction Revenues (as defined in the Indenture) in collection accounts, with amounts to be distributed for the payment of fees, principal and interest on the Notes pursuant to a payment waterfall described in the Indenture, and certain financial reporting requirements. In addition, the Indenture requires Hawaiian to maintain minimum liquidity at the end of any business day of at least $300.0 million.

Material Changes to our Consolidated Balance Sheet

Cash, cash equivalents and short-term investments totaled approximately $1.9 billion as of March 31, 2021, compared to $0.9 billion as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 12, 2021, for a comprehensive discussion of actions taken in 2020. Refer to discussions below for actions taken during the first quarter 2021.

As of March 31, 2021, our total debt was $2.0 billion, an increase of $856.2 million, or 74.5%, as compared to $1.1 billion as of December 31, 2020. During the three months ended March 31, 2021, we completed the following financing transactions:

•On February 4, 2021, we issued $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual brand, as discussed above. The Notes require quarterly interest payments and mature in January 2026.
•On February 4, 2021, we repaid in full the $45.0 million ERP loan issued pursuant to the CARES Act, and in connection with such repayment, terminated the Amended and Restated Loan Agreement. The warrants remain outstanding pursuant to the terms of the agreement.
•On February 11, 2021, we repaid the $235.0 million outstanding balance drawn on our revolving credit facility. The revolving credit facility matures in December 2022 and remains available to draw upon at a future date in the event the need arises.
•We received $147.3 million in grants and $20.2 million in loans from the Treasury pursuant to the PSP Extension under CAA 2021. In April 2021, we received an additional $25.1 million to close out the PSP Extension program. As discussed above, the PSP Extension Note requires interest payments with the principal balance due at maturity in 2031.

Additionally, during the three months ended March 31, 2021, we issued 2.9 million shares in connection with our Equity Distribution Agreement entered into in December 2020, at an average price of $24.47 per share generating net proceeds of approximately $68.1 million. As of March 31, 2021, we issued all of the 5.0 million shares authorized under the Equity Distribution Agreement.

Based on these actions, including anticipated revenue recovery assumptions, we believe that we have sufficient liquidity to satisfy our obligations and remain in compliance with existing debt covenants. If we are unable to generate sufficient cash flows to support our future payment obligations, comply with debt covenants, compete successfully with less heavily leveraged competitors, manage potential adverse economic and industry conditions in the future or maintain our credit ratings, the impact to our business and financial condition could be material.

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. As of March 31, 2021, we have temporarily parked 11 aircraft. The table below summarizes our total fleet as of March 31, 2020 and 2021, respectively and our expected fleet as of March 31, 2022 (based on existing executed agreements as of March 31, 2021):

	March 31, 2020			March 31, 2021			March 31, 2022
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo (3)	2	15	17	4	14	18	4	14	18
717-200	5	15	20	5	14	19	5	14	19
ATR 42-500 (4)	—	4	4	—	4	4	—	4	4
ATR 72-200 (4)	—	4	4	—	4	4	—	4	4
Total	19	50	69	21	48	69	21	48	69

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    We took delivery of the last firm order Airbus A321-200 aircraft in the second quarter of 2020.

(4)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. The ATR 42-500 turboprop aircraft are used for passenger operations under a Capacity Purchase Agreement (CPA) with a third-party provider. The ATR 72-200 turboprop aircraft are used for our cargo operations under the aforementioned CPA.

Results of Operations

For the three months ended March 31, 2021, we generated a net loss of $60.7 million, or $1.23 per diluted share, compared to a net loss of $144.4 million, or $3.14 per diluted share, for the same period in 2020.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2021		2020
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	733		2,360
Revenue passenger miles (RPM)	1,054,128		3,711,474
Available seat miles (ASM)	2,466,043		4,974,971
Passenger revenue per RPM (Yield)	13.04	¢	13.57	¢
Passenger load factor (RPM/ASM)	42.7%		74.6%
Passenger revenue per ASM (PRASM)	5.57	¢	10.12	¢
Total Operations (a):
Revenue passengers flown	737		2,362
RPM	1,062,317		3,714,773
ASM	2,481,647		4,979,529
Operating revenue per ASM (RASM)	7.34	¢	11.23	¢
Operating cost per ASM (CASM)	10.29	¢	14.60	¢
CASM excluding aircraft fuel and non-recurring items (b)	14.30	¢	9.78	¢
Aircraft fuel expense per ASM (c)	1.92	¢	2.27	¢
Revenue block hours operated	26,995		52,860
Gallons of aircraft fuel consumed	29,945		63,822
Average cost per gallon of aircraft fuel (c)	$1.59		$1.78

(a)    Includes the operations of our contract carrier under a capacity purchase agreement.
(b)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2021, operating revenue decreased by $376.9 million, or 67.4%, as compared to the same period in 2020, driven by decreased passenger and other revenue primarily related to the ongoing impacts of the COVID-19 pandemic and discussed further below:

Passenger revenue

For the three months ended March 31, 2021, passenger revenue decreased by $366.0 million, or 72.7%, as compared to the same period in 2020. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended March 31, 2020
(in thousands)	Three months ended March 31, 2021	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$128,384	(65.0)%	(12.3)%	(60.1)%	(34.4)%	(45.5)%
International	9,085	(93.4)	(100.0)	(97.4)	(87.7)	(100.0)
Total scheduled	$137,469	(72.7)%	(3.9)%	(71.6)%	(50.4)%	(40.0)%

Domestic passenger revenue during the three months ended March 31, 2021 decreased 65.0% on a capacity reduction of 34.4% as compared to the same period in 2020. The decline in the period was driven by the ongoing impacts of the COVID-19 pandemic. Restrictions for travel to and within the State of Hawai'i as well as travel to and from various international locations, including those in the Hawaiian network, remain in effect.
The ability for travelers to bypass State of Hawai'i and county quarantine requirements with pre-travel testing and the rollout of the COVID-19 vaccine during the first quarter of 2021 have led to an increase in customer demand for air travel. In response, we increased capacity by approximately 70.8% as compared to the fourth quarter of 2020. In addition to rebuilding our existing network, during the first quarter of 2021, we announced the expansion of service with the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i beginning on April 21, March 11, and March 16, 2021, respectively. We also expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California, which commenced in March 2021. Additionally, in March and April 2021, respectively, we announced the recommencement of our thrice-weekly service between Kahului, Hawai'i and Las Vegas, Nevada, beginning May 23, 2021 and four-times-weekly service between Kahului, Hawai'i and Phoenix, Arizona, beginning in May 2021.
International passenger revenue during the three months ended March 31, 2021 decreased 93.4% based on a capacity reduction of 87.7% as compared to the same period in 2020. In late March 2020, we suspended all international flights in response to the COVID-19 pandemic. We began recommencing scheduled international passenger flights, on a limited basis, in the fourth quarter of 2020; however, customer demand across our international network remains depressed given international government travel restrictions.
We expect this significantly lower demand environment to continue through at least the second quarter of 2021, with improvement in the international markets expected to lag behind domestic demand recovery until government travel restrictions begin to lift and customer demand starts to return.

Other Operating Revenue

For the three months ended March 31, 2021, Other operating revenue decreased by $10.9 million, or 19.6%, as compared to the same period in 2020. Cargo revenue of $20.8 million was relatively flat, decreasing 0.4% in comparison to the same period in 2020. Loyalty revenue, primarily comprised of brand and marketing performance obligations, decreased $8.3 million to $20.5 million, during the three months ended March 31, 2021, as compared to the same period in 2020, as a result of reduced credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, declined during the three months ended March 31, 2021 by approximately $2.6 million, as compared to the same period in 2020, as a result of reduced operations across the industry, including those airlines in which we provide such services.

Operating Expense

For the three months ended March 31, 2021, Operating expense decreased by $471.9 million, or 64.9%, as compared to the same period in 2020. Increases (decreases) in operating expenses for the three months ended March 31, 2021, as compared to the same period in 2020, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
	$	%
Operating expenses	(in thousands)
Wages and benefits	$(175,445)	(93.2)%
Aircraft fuel, including taxes and delivery	(65,742)	(57.9)
Maintenance, materials and repairs	(26,157)	(43.3)
Aircraft and passenger servicing	(21,032)	(54.9)
Commissions and other selling	(15,307)	(57.3)
Aircraft rent	2,837	10.5
Other rentals and landing fees	(10,098)	(33.9)
Depreciation and amortization	(4,093)	(10.4)
Purchased services	(10,144)	(29.6)
Special items	(126,904)	100.0
Other	(19,774)	(46.3)
Total	$(471,859)	(64.9)%

Wages and benefits

Wages and benefits expense decreased by $175.4 million, or 93.2%, for the three months ended March 31, 2021 as compared to the prior year period. The decrease was primarily attributed to the recognition of approximately $147.3 million in contra-expense related to the grant portion of PSP Extension funding during the three months ended March 31, 2021.

During 2020, we completed voluntary separation and temporary leave programs across all of our labor groups. As a result of these programs, our employee headcount as of March 31, 2021 was down approximately 21% as compared to March 31, 2020.

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2021, as compared to the prior year period, due to a decrease in the average fuel price per gallon and decreased consumption, as illustrated in the following table:

	Three months ended March 31,
	2021	2020	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$47,736	$113,478	(57.9)%
Fuel gallons consumed	29,945	63,822	(53.1)%
Average fuel price per gallon, including taxes and delivery	$1.59	$1.78	(10.7)%

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

	Three months ended March 31,
	2021	2020	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$47,736	$113,478	(57.9)%
Realized losses on settlement of fuel derivative contracts	165	3,086	(94.7)%
Economic fuel expense	$47,901	$116,564	(58.9)%
Fuel gallons consumed	29,945	63,822	(53.1)%
Economic fuel costs per gallon	$1.60	$1.83	(12.6)%

Maintenance, materials and repairs

Maintenance, materials and repairs expense decreased by $26.2 million, or 43.3%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease is primarily attributed to reductions in variable-related maintenance costs commensurate with capacity reductions during the three months ended March 31, 2021 as a result of the COVID-19 pandemic. We expect maintenance, materials and repairs expense to increase incrementally during the remainder of 2021 as we continue to rebuild operational capacity.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $21.0 million, or 54.9%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decline is primarily due to the capacity reductions three months ended March 31, 2021 as a result of the COVID-19 pandemic. We expect aircraft and passenger servicing expense to increase incrementally during the remainder of 2021 as we continue to rebuild operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses decreased by $15.3 million, or 57.3%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease in commissions and other selling expense was primarily related to the significant reduction in demand for travel three months ended March 31, 2021 as a result of the COVID-19 pandemic. We expect commissions and other selling expense to increase incrementally during the remainder of 2021 as we continue to rebuild operational capacity.

Other rentals and landing fees

Other rentals and landing fees decreased by $10.1 million, or 33.9%, for the three months ended March 31, 2021, as compared to the same period in 2020. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the three months ended March 31, 2021 as a result of the COVID-19 pandemic. We expect other rentals and landing fees expense to increase incrementally during the remainder of 2021 as we continue to rebuild operational capacity.

Purchased services

Purchased services decreased by $10.1 million, or 29.6%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease in purchased services expense is primarily related to the significant reduction in our operations during the three months ended March 31, 2021 as a result of due to the impact of the COVID-19 pandemic. We expect purchased services expense to increase during the remainder of 2021 as we continue to rebuild operational capacity.

Special items

During the three months ended March 31, 2020, we recognized approximately $126.9 million of special items comprised of the following:

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

Other expense

Other expense decreased by $19.8 million, or 46.3% for the three months ended March 31, 2021 primarily due to reduced operations as a result of the COVID-19 pandemic. We expect other expense to increase during the remainder of 2021 as we continue to rebuild operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense increased by $3.4 million, or 48.4%, during the three months ended March 31, 2021 as compared to the same period in 2020. The increase in expense was primarily attributed to the movement of realized and unrealized gains and losses associated with our debt instruments denominated in Japanese Yen.

Income Taxes

Our effective tax rate was 21.0% and 17.6% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods which were carried back to prior years.

We expect our tax rate to be approximately 21% during the second quarter of 2021.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled approximately $1,877.8 million as of March 31, 2021, compared to approximately $864.4 million as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions in 2020 to increase liquidity and augment our financial position and continued to do so in the first quarter of 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 12, 2021 for additional discussion on actions taken during the year ended December 31, 2021. Additionally, refer to the "Material Changes to our Consolidated Balance Sheet" section above for a discussion of liquidity actions taken during the first quarter of 2021. In connection with first quarter financing activities, our total debt obligations increased $856.2 million, or 74.5% as of March 31, 2021 as compared to December 31, 2020.

As of March 31, 2021, our current assets exceeded our current liabilities by approximately $974.3 million as compared to $113.9 million as of December 31, 2020. Approximately $687.3 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for future travel.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such an unprecedented event impacting global travel, and as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. However, based on the improving customer demand environment, assumptions and estimates made with respect to the ongoing recovery of our operations to pre-COVID-19 pandemic levels, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months and we are no longer actively looking to raise capital.

Cash Flows

Net cash provided by operating activities was $122.0 million and $46.9 million during the three months ended March 31, 2021 and 2020, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows for both periods presented, were affected primarily by the COVID-19 pandemic, which resulted in a significant drop in travel demand, sales, and revenues. Operating cash flows for the three months ended March 31, 2021, included $147.3 million in proceeds received as part of the PSP Extension Program, which was utilized to offset eligible payroll and payroll-related costs.
Cash used in investing activities was $547.7 million and $14.8 million during the three months ended March 31, 2021 and 2020, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the three months ended March 31, 2021, capital expenditures were approximately $10.4 million, as compared with $46.8 million in capital expenditures during the three months ended March 31, 2020. During the three months ended March 31, 2021, our purchases and sales of short-term investments resulted in net cash outflow of $537.4 million as compared to net cash inflow of $32.1 million during the same period in 2020.
Net cash provided by financing activities was $935.7 million and $195.4 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2020, and prior to suspension of our dividend and share repurchase programs, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments. Additionally, we drew down $235.0 million on our revolving credit facility in March 2020. During the three months ended March 31, 2021, we raised approximately $1.3 billion in cash in connection with our loyalty and intellectual brand offering, PSP extension funding, and shares issued through our at-the-market offering. These were offset by the repayment of debt and finance lease obligations of $328.3 million, including the pay-down of our revolving credit facility of $235.0 million and the CARES Act ERP loan of $45.0 million. Refer to Liquidity and Capital Resources section above for further discussion.
Covenants
We were in compliance with covenants contained in our financing agreements at March 31, 2021.
Capital Commitments

As of March 31, 2021, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2022 and 2025

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changes the scheduled delivery of each aircraft and related engines to between 2022 and 2026. Refer to Note 10 for additional discussion.
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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. During the three months ended March 31, 2020, we spent $7.5 million to repurchase and retire approximately 260,000 shares of our common stock in open market transactions. In March 2020, we indefinitely suspended all repurchases under the approved repurchase plan and in connection with our receipt of federal Payroll Support Program financial assistance, which restricts us from repurchasing shares and making dividend payments September 2022.

At-the-Market Offering Program

In December 2020, we entered into the Equity Distribution Agreement relating to the issuance and sale of up to 5.0 million shares of our common stock, par value $0.01 per share. During the three months ended March 31, 2020, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. As of March 5, 2021, we sold all of the 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds of approximately $109.3 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2021 and December 31, 2020, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three months ended March 31, 2021 and 2020, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2021.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2021 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2021	2022 - 2023	2024 - 2025	2026 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$2,194,565	$92,017	$268,955	$233,143	$1,600,450
Finance lease obligations, including principal and interest (2)	162,448	20,821	56,330	29,162	56,135
Operating lease obligations (3)	754,414	83,208	196,234	158,539	316,433
Aircraft purchase commitments (4)	1,638,153	7,895	500,285	901,524	228,449
Other commitments (5)	409,781	62,703	146,230	110,200	90,648
Projected employee benefit contributions (6)	78,600	—	25,900	38,000	14,700
Total contractual obligations	$5,237,961	$266,644	$1,193,934	$1,470,568	$2,306,815

(1)    Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of March 31, 2021.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•During the three months ended March 31, 2020, the effective tax rate included a tax benefit of $14.2 million resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the net operating losses and the previous tax rate of 35% that was in effect during the years to which net operating losses were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
•During the three months ended March 31, 2021, we recognized $147.3 million in contra-expense related to grant proceeds from the PSP Extension Agreement. The grant proceeds were recognized in proportion to estimated wages and benefits expense over the period the PSP Extension Agreement covers. As of March 31, 2021, we utilized all proceeds received through March 31, 2021 under the PSP Extension.
•Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.
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
Special Items

•On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provided for, among other things, a ratification payment, payable over twelve months. During the three months ended March 31, 2020, we recorded a $23.5 million ratification bonus, of which $20.2 million related to service prior to January 1, 2020, and was recorded as a special item in the unaudited Consolidated Statements of Operations.
•During the three months ended March 31, 2020, we recognized a goodwill impairment charge of $106.7 million, recorded as a special item.

	Three months ended March 31,
	2021		2020
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share
	(in thousands, except for per share data)
GAAP Net Income (Loss), as reported	$(60,691)	$(1.23)	$(144,372)	$(3.14)
Adjusted for:
CARES Act - carryback of additional NOLs	—	—	(14,156)	(0.31)
Payroll support programs grant recognition	(147,270)	(2.98)	—	—
Loss on extinguishment of debt	3,994	0.08	—	—
Changes in fair value of fuel derivative contracts	(382)	(0.01)	3,366	0.07
Unrealized (gains) losses on foreign debt	(19,043)	(0.38)	743	0.02
Unrealized gains on non-designated fx positions	(1,749)	(0.03)	(812)	(0.02)
Special items	—	—	126,904	2.76
Tax effect of adjustments	34,534	0.70	(5,722)	(0.12)
Adjusted net loss	$(190,607)	$(3.85)	$(34,049)	$(0.74)

	Three months ended March 31,
	2021		2020
	Total	Margin	Total	Margin
	(in thousands, except margin data)
Income Before Income Taxes, as reported	$(76,824)	(42.2)%	$(175,188)	(31.3)%
Adjusted for:
Payroll support programs grant recognition	(147,270)	(80.8)	—	—
Loss on debt extinguishment	3,994	2.2	—	—
Changes in fair value of fuel derivative contracts	(382)	(0.2)	3,366	0.6
Unrealized (gains) losses on foreign debt	(19,043)	(10.4)	743	0.1
Unrealized gains on non-designated foreign exchange positions	(1,749)	(1.0)	(812)	(0.1)
Special items	—	—	126,904	22.7
Adjusted Income Before Income Taxes	$(241,274)	(132.4)%	$(44,987)	(8.0)%

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended March 31,
	2021		2020
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$255,381		$727,240
Adjusted for:
Payroll support programs grant recognition	147,270		—
Special items	—		(126,904)
Operating expenses excluding non-recurring items	$402,651		$600,336
Aircraft fuel, including taxes and delivery	(47,736)		(113,478)
Operating expenses excluding aircraft fuel and non-recurring items	$354,915		$486,858
Available Seat Miles	2,481,647		4,979,529
CASM - GAAP	10.29	¢	14.60	¢
Payroll support programs grant recognition	5.93		—
Special items	—		(2.55)
Aircraft fuel, including taxes and delivery	(1.92)		(2.27)
CASM excluding aircraft fuel and non-recurring items	14.30	¢	9.78	¢

Adjusted EBITDAR

The Company believes that adjusting earnings for interest, taxes, depreciation and amortization, rent expense, non-recurring operating expenses (such as changes in unrealized gains and losses on financial instruments) and one-time charges helps investors better analyze the Company's financial performance by allowing for company-to-company and period-over-period comparisons that are unaffected by company-specific or one-time occurrences. Although aircraft rent is a recurring cash operating expense, it is a variable metric across the airline industry because airlines use different practices in obtaining aircraft, including renting and financing. Presentation of EBITDA unadjusted for rent would eliminate the costs of financing and owning aircraft (interest and depreciation expense), but not the cost of leasing aircraft (rent expense).

	Three months ended March 31,
	2021	2020
	(in thousands)
Net Loss	$(60,691)	$(144,372)
Income tax benefit	(16,133)	(30,816)
Depreciation and amortization	35,356	39,449
Aircraft rent	29,841	27,004
Interest expense and amortization of debt discounts and issuance costs	23,693	6,795
EBITDAR, as reported	$12,066	$(101,940)
Adjusted for:
Payroll support programs grant recognition	(147,270)	—
Changes in fair value of fuel derivative instruments	(382)	3,366
Unrealized gains on non-designated foreign exchange positions	(1,749)	(812)
Unrealized (gains) losses on foreign debt	(19,043)	743
Special items	—	126,904
Loss on extinguishment of debt	3,994	—
Adjusted EBITDAR	$(152,384)	$28,261

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our 2020 Annual Report on Form 10-K.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business Risks
•the material adverse impact of the ongoing global COVID-19 pandemic on our operations and financial performance

Economic Risks
•global economic volatility
•our dependence on tourism to, from, and amongst the Hawaiian Islands
•our dependence on the price and availability of fuel
•our exposure to foreign currency exchange rate fluctuations

Liquidity Risks
•credit market conditions
•our debt, including covenants that restrict our financial and business operations
•certain operating and other restrictions under our agreements with the U.S. Department of the Treasury (the Treasury)
•requirements for us to maintain reserves under our credit card processing agreements

Competitive Environment Risks
•the extremely competitive environment in which we operate
•the concentration of our business
•the competitive advantages held by network carriers in the North America market
•the effect of increased capacity provided by our competitors on our Neighbor Island routes
•the effect of competition from domestic and foreign carriers on our International routes

Information Technology and Third-Party Risks
•compliance with U.S. and foreign laws and regulations relating to privacy, data protection, and data security and security standards imposed by our commercial partners
•actual or perceived failure to protect customer or other personal or confidential information
•our increasing dependence on technology and automated systems to operate our business
•our reliance on third-party contractors to provide certain facilities and services

Labor Relations and Related Costs Risks
•our dependence on satisfactory labor relations
•our ability to attract and retain qualified personnel and key executives

Strategy and Brand Risks
•our ability to successfully implement our route and network strategy
•damage to our reputation or brand image
•adverse publicity

Airline Industry, Regulation and Related Costs Risks
•the substantial operating leverage of the airline industry and other conditions beyond its control
•the effect of the State of Hawai'i's airport modernization plan
•any inability to maintain adequate facilities and infrastructure at airports within the State of Hawai'i
•substantial seasonal and cyclical volatility of our business
•terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities
•extensive government regulation, new regulations and taxes impacting the airline industry
•climate change, including increased regulation and the impact of severe weather events

•federal budget constraints
•compliance with various environmental laws and regulations required of the airline industry
•our expansion into non-U.S. jurisdictions and the related laws and regulations to which we are subject
•litigation or regulatory action in the normal course of business or otherwise
•changes in tax laws or regulations and our ability to use our net operating loss carryforwards
•increases in our insurance costs or reductions in coverage
•extended interruptions or disruptions in service

Fleet and Fleet-Related Risks
•our dependence on a limited number of suppliers for aircraft, aircraft engines and parts
•significant future financial commitments and operating costs related to our agreements to purchase Boeing 787-9 aircraft
•delays in scheduled aircraft deliveries or other loss of fleet capacity
•any impairment and other related charges related to the value of our long-lived assets

Common Stock Risks
•fluctuations in our share price
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our PSP agreements
•provisions of our certificate of incorporation and bylaws that may delay or prevent a change of control

Risks Related to Securities Offerings
•effect of future sales or issuances of our common stock on the public markets
•the publication of research about us by analysts
•the effect of our indebtedness and liabilities related to our debt offerings on the cash flow available for our operations and to satisfy our obligations related such debt

BUSINESS RISKS

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended March 31, 2021, our revenue was $182.2 million, down $376.9 million from the same period in 2020.

•Operations- and customer-related risks: Across our business, we are facing increased operational challenges, including reduced demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, the need to protect employee and customer health and safety, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including State of Hawai'i and county quarantine and testing requirements for transpacific and inter-island travelers, federal quarantine and testing requirements for international travelers, and restrictions imposed on travel by other governments. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to anticipated levels of demand for air travel, which decreases could be material. We expect decreased levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. While the rollout of COVID-19 vaccinations during the first quarter of 2021 may have caused an increase in demand for air travel, the uptake and effectiveness of vaccines, particularly in light of emerging strains of the COVID-19 virus, remains unknown and may impact customer demand for air travel negatively. We have implemented enhanced measures to protect the health and safety of our passengers and employees, and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations. Due to uncertainty regarding our employment needs once our PSP funds had been expended, on March 18, 2021, we amended our prior Worker Adjustment and Retraining Notification and California Worker Adjustment Retraining Notice Act notices (WARN notices) to approximately 900 U.S.-based employees who could be affected by future potential workforce reductions, noting that new notices would be provided should future workforce reductions become necessary. These and similar factors related directly and indirectly to the COVID-19 pandemic adversely impact our business. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted that increase our costs or increase our exposure to claims of non-compliance.

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior, including but not limited to such changes as a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. To date, the COVID-19 pandemic has produced the following trends, each possibly having an effect on future operations:

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

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional relief through the CARES Act, CAA 2021, ARP 2021 or other potential financing arrangements or other programs or opportunities, or that we will have sufficient cash flows to support our debt obligations.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i and counties within the state continue to impose quarantine and testing requirements applicable to passengers traveling to Hawai'i or between the Hawaiian Islands, and federal quarantine and testing requirements and travel restrictions imposed by foreign governments remain in effect for international travelers. There can be no assurance whether, at some point, the entire State of Hawai'i or counties within the state may limit or suspend the pre-travel testing program or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the use of COVID-19 testing and may further with the rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing, may be reinstated, or altered, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience decreased levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, there has been a significant decline in air travel due to government mandates and general public health concerns. Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. While we have seen some increased tourism activity in the State of Hawai'i, we cannot predict if and when tourism levels will recover to levels prior to the COVID-19 pandemic. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally or in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on tourism.

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

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our international routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of March 31, 2021, we had Japanese Yen denominated debt totaling $250.2 million. If our business is able to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding our exposure to foreign currency exchange rates.

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

As of March 31, 2021, we had approximately $1.9 billion in outstanding commercial debt, excluding funds borrowed under the CARES Act and the CAA 2021. Our debt and related covenants could:

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

We have entered into agreements with the Treasury pursuant to the CARES Act, the CAA 2021 and the ARP 2021 that have certain operating and other restrictions.

As a condition of receiving grants and loans under the PSP3 Agreement, we agreed to, among other things: refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through the later of September 30, 2021 or the date on which we have expended all PSP funds; limit executive compensation through April 2023; suspend payment of dividends and stock repurchases through September 30, 2022; and comply with certain reporting requirements. We are also required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted to us by the DOT given the absence of demand for such services.

The restrictions placed on us as part of our participation in the PSP and subsequent extensions thereof, including restrictions on use of funds, staffing, pay reduction, stock buy-backs, dividends, certain transactions, and service requirements may negatively affect our financial and business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2021, there were no holdbacks held by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at aggressive prices could negatively impact our operating results, including as demand for air travel rebuilds as COVID-19 infection rates decline. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets

Additional capacity to or within Hawai'i, whether from network carriers or low-cost carriers, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.

During the three months ended March 31, 2021, approximately 93.4% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, including the only recently modified 10-day quarantine in place for travelers within and to Hawai'i, has reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the three months ended March 31, 2021, approximately 75.5% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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

During the three months ended March 31, 2021, approximately 17.9% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended March 31, 2021, approximately 6.6% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We believe that our future success is dependent on the knowledge and expertise of our key executives and highly qualified management, technical, and other personnel. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our key executives or attract other qualified personnel in the future, including in light of the restrictions on executive compensation imposed on us under the PSP and subsequent extensions thereof. Any inability to retain our key executives, or other senior technical personnel, or attract and retain additional qualified executives, could have a negative impact on our operations.

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

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the COVID-19 pandemic subsides. Actual or perceived risk of infection while traveling could have a material adverse effect on the public’s perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including those related to the State of Hawai'i and county quarantine and testing requirements, and other measures, such as airport health screening measures, requiring that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur costs related to the COVID-19 pandemic as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.

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

Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried, and when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, the reduction in airline passenger traffic as a result of the COVID-19 pandemic and any future reductions as a result of the following or other factors, which are largely outside of our control, will likely harm our business, financial condition, and results of operations:

•a decline in general economic conditions
•the threat of terrorist attacks and conflicts overseas
•actual or threatened war and political instability
•the need for increased security measures or breaches in security
•adverse weather and natural disasters
•changes in consumer preferences, perceptions, or spending patterns
•increased costs related to security and safety measures
•increased fares as a result of increases in fuel costs
•outbreaks of contagious diseases or fear of contagion
•congestion or major construction at airports and actual or potential disruptions in the air traffic control system

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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen a significant decline in demand for air travel in 2020 and the beginning of 2021 as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

Federal budget constraints may adversely affect our industry, business, results of operations and financial position.

Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA, and others. If the federal government were to experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, our business and results of operations could be materially negatively impacted, including as a result of actual or potential disruption in the air traffic control system, actual or perceived delays at various airports, and delays in deliveries of new aircraft, which may materially adversely impact our industry, our business, results of operations and financial positions.

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
As of March 31, 2021, we had the following firm order commitments and purchase rights for additional aircraft:

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

As of March 31, 2021, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The fair value of our indefinite-lived intangible asset continues to exceed its carrying value.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of March 31, 2021, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

COMMON STOCK RISKS

Our share price is subject to fluctuations.

The market price of our stock is influenced by many factors, many of which are outside of our control, and include other factors discussed in the Risk Factors section, as well as the following:

•our operating results and financial condition
•how our operating results and financial condition compare to securities analyst expectations, particularly with respect to metrics for which we do not give guidance, including whether those results significantly fail to meet or exceed securities analyst expectations
•changes in the competitive environment in which we operate
•fuel price volatility including the availability of fuel
•announcements concerning our competitors including bankruptcy filings, mergers, restructurings or acquisitions by other airlines
•increases or changes in government regulation
•general and industry specific market conditions
•changes in financial estimates or recommendations by securities analysts
•sales of our common stock or other actions by investors with significant shareholdings

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

Under the terms of our PSP3 Agreement, we are required to suspend payment of dividends and refrain from engaging in stock repurchases through September 20, 2022. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expired on December 31, 2020. As such, we do not anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the PSP restrictions are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

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

RISKS RELATING TO SECURITIES OFFERINGS

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

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of December 31, 2020, Hawaiian had $1.1 billion of total indebtedness (excluding finance lease obligations of approximately $141.9 million and operating lease obligations of $585.8 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under the CARES Act, we are prevented from executing stock repurchases through the date that is 12 months after the date on which all outstanding loans under the Facility have been repaid in full. We had no stock repurchase activity during the three months ended March 31, 2021.

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

HAWAIIAN HOLDINGS, INC.

Date:	April 28, 2021	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)