Form 10-Q
period 2021-06-30
HAWAIIAN HOLDINGS INC
filed 2021-07-29
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 23, 2021, 51,208,288 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
Operating Revenue:
Passenger	$356,271	$29,762	$493,740	$533,231
Other	54,510	30,242	99,258	85,917
Total	410,781	60,004	592,998	619,148
Operating Expenses:
Wages and benefits	170,858	141,889	330,937	330,143
Aircraft fuel, including taxes and delivery	83,840	7,003	131,576	120,481
Maintenance, materials and repairs	37,083	13,994	71,335	74,403
Aircraft and passenger servicing	25,730	3,036	42,981	41,319
Depreciation and amortization	35,113	39,333	70,469	78,782
Aircraft rent	27,679	23,886	57,520	50,890
Commissions and other selling	17,270	2,927	28,679	29,643
Other rentals and landing fees	27,339	13,677	47,007	43,443
Purchased services	23,771	19,887	47,868	54,128
Special items	8,983	34,014	8,983	160,918
Government grant recognition	(95,119)	(111,560)	(242,389)	(111,560)
Other	29,759	20,882	52,721	63,618
Total	392,306	208,968	647,687	936,208
Operating Income (Loss)	18,475	(148,964)	(54,689)	(317,060)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(30,315)	(8,221)	(54,008)	(15,016)
Gains (losses) on fuel derivatives	—	(184)	217	(6,636)
Other components of net periodic benefit cost	981	387	1,962	725
Interest income	1,345	2,766	2,594	5,786
Capitalized interest	776	921	1,460	1,752
Loss on extinguishment of debt	—	—	(3,994)	—
Other, net	444	774	21,340	2,740
Total	(26,769)	(3,557)	(30,429)	(10,649)
Loss Before Income Taxes	(8,294)	(152,521)	(85,118)	(327,709)
Income tax benefit	(2,117)	(45,617)	(18,250)	(76,433)
Net Loss	$(6,177)	$(106,904)	$(66,868)	$(251,276)
Net Loss Per Share
Basic	$(0.12)	$(2.33)	$(1.33)	$(5.47)
Diluted	$(0.12)	$(2.33)	$(1.33)	$(5.47)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,156	45,971	50,319	45,969
Diluted	51,156	45,971	50,319	45,969
Cash dividends declared per common stock share	$—	$—	$—	$0.12

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2021	2020
	(unaudited)
Net Loss	$(6,177)	$(106,904)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $267 and $242 for 2021 and 2020, respectively	811	736
Net change in derivative instruments, net of tax benefit of $795 for 2020	—	(2,419)
Net change in available-for-sale investments, net of tax benefit of $130 and net of tax expense of $350 for 2021 and 2020, respectively	(394)	1,065
Total other comprehensive income (loss)	417	(618)
Total Comprehensive Loss	$(5,760)	$(107,522)

	Six months ended June 30,
	2021	2020
	(unaudited)
Net Loss	$(66,868)	$(251,276)
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $228 and $439 for 2021 and 2020, respectively	1,928	1,334
Net change in derivative instruments, net of tax benefit of $682 for 2020	—	(2,075)
Net change in available-for-sale investments, net of tax benefit of $598 for 2021 and net of tax expense of $478 for 2020	(1,835)	1,454
Total other comprehensive income	93	713
Total Comprehensive Loss	$(66,775)	$(250,563)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,248,480	$509,639
Restricted cash	31,820	—
Short-term investments	933,099	354,782
Accounts receivable, net	63,829	67,527
Income taxes receivable	94,508	95,002
Spare parts and supplies, net	35,439	35,442
Prepaid expenses and other	74,893	56,086
Total	2,482,068	1,118,478
Property and equipment, less accumulated depreciation and amortization of $963,989 and $894,519 as of June 30, 2021 and December 31, 2020, respectively	2,001,829	2,085,030
Other Assets:
Assets held for sale	29,542	—
Operating lease right-of-use assets	582,040	627,359
Long-term prepayments and other	107,157	133,663
Intangible assets, net	13,500	13,500
Total Assets	$5,216,136	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,058	$112,002
Air traffic liability and current frequent flyer deferred revenue	823,074	533,702
Other accrued liabilities	256,342	140,081
Current maturities of long-term debt, less discount	141,536	115,019
Current maturities of finance lease obligations	24,004	21,290
Current maturities of operating leases	82,574	82,454
Total	1,436,588	1,004,548
Long-Term Debt	1,887,541	1,034,805
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	112,932	120,618
Noncurrent operating leases	461,822	503,376
Accumulated pension and other post-retirement benefit obligations	211,976	217,737
Other liabilities and deferred credits	83,022	78,908
Noncurrent frequent flyer deferred revenue	212,326	201,239
Deferred tax liability, net	199,455	216,642
Total	1,281,533	1,338,520
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 51,207,816 and 48,145,093 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	512	481
Capital in excess of par value	265,654	188,593
Accumulated income	458,742	525,610
Accumulated other comprehensive loss, net	(114,434)	(114,527)
Total	610,474	600,157
Total Liabilities and Shareholders’ Equity	$5,216,136	$3,978,030
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002
Net Loss	—	—	—	(6,177)	—	(6,177)
Other comprehensive income, net	—	—	—	—	417	417
Issuance of 100,606 shares of common stock, net of shares withheld for taxes	1	—	(148)	—	—	(147)
CARES Act warrant issuance, net of tax	—	—	2,168	—	—	2,168
Share-based compensation expense	—	—	2,211	—	—	2,211
Balance at June 30, 2021	$512	$—	$265,654	$458,742	$(114,434)	$610,474

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2021 and December 31, 2020.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2020 and December 31, 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2020 and December 31, 2019.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2021	2020
	(unaudited)
Net cash provided by Operating Activities	$417,277	$3,458
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(17,886)	(93,956)
Proceeds from the disposition of aircraft related equipment	117	—
Purchases of investments	(862,001)	(64,215)
Sales of investments	280,007	143,679
Net cash used in investing activities	(599,763)	(14,492)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	68,132	—
Long-term borrowings	1,251,705	283,964
Repayments of long-term debt and finance lease obligations	(342,151)	(39,129)
Dividend payments	—	(5,514)
Debt issuance costs	(24,664)	—
Repurchases of common stock	—	(7,510)
Payment for taxes withheld for stock compensation	(1,712)	(1,313)
Other	1,837	—
Net cash provided by financing activities	953,147	230,498
Net increase in cash and cash equivalents	770,661	219,464
Cash, cash equivalents, and restricted cash - Beginning of Period	509,639	373,056
Cash, cash equivalents, and restricted cash - End of Period	$1,280,300	$592,520

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

The Company reclassified certain prior period amounts for government grant recognition contra-expense from wages and benefits to its own financial statement line item to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

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

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2021	2020	2021	2020
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$—	$(1,961)	$—	$(3,075)	Passenger revenue
Foreign currency derivative gains, net	—	(1,577)	—	(4,363)	Nonoperating Income (Expense), Other, net
Total before tax	—	(3,538)	—	(7,438)
Tax expense	—	875	—	1,840
Total, net of tax	$—	$(2,663)	$—	$(5,598)
Amortization of defined benefit plan items
Actuarial loss	$986	$922	$1,972	$1,844	Nonoperating Income (Expense), Other, net
Prior service cost	92	56	184	112	Nonoperating Income (Expense), Other, net
Total before tax	1,078	978	2,156	1,956
Tax benefit	(267)	(242)	(228)	(484)
Total, net of tax	$811	$736	$1,928	$1,472
Short-term investments
Realized gain on sales of investments, net	$(519)	$(384)	$(596)	$(371)	Nonoperating Income (Expense), Other, net
Total before tax	(519)	(384)	(596)	(371)
Income tax expense	129	95	148	92
Total, net of tax	$(390)	$(289)	$(448)	$(279)
Total reclassifications for the period	$421	$(2,216)	$1,480	$(4,405)

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2021 and 2020 is as follows:

Three months ended June 30, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(115,064)	$213	$(114,851)
Other comprehensive loss before reclassifications, net of tax	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	811	(390)	421
Net current-period other comprehensive income (loss)	811	(394)	417
Ending balance	$(114,253)	$(181)	$(114,434)

Three months ended June 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,685	$(107,430)	$1,193	$(102,552)
Other comprehensive income before reclassifications, net of tax	244	—	1,354	1,598
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,663)	736	(289)	(2,216)
Net current-period other comprehensive income (loss)	(2,419)	736	1,065	(618)
Ending balance	$1,266	$(106,694)	$2,258	$(103,170)

Six months ended June 30, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,387)	(1,387)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,928	(448)	1,480
Net current-period other comprehensive income (loss)	1,928	(1,835)	93
Ending balance	$(114,253)	$(181)	$(114,434)

Six months ended June 30, 2020	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	3,523	(138)	1,733	5,118
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,598)	1,472	(279)	(4,405)
Net current-period other comprehensive income (loss)	(2,075)	1,334	1,454	713
Ending balance	$1,266	$(106,694)	$2,258	$(103,170)

4. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss was 778,640 and 105,235 for the three months ended June 30, 2021 and 2020, respectively, and 729,566 and 123,450 for the six months ended June 30, 2021 and 2020, respectively. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except for per share data)
Numerator:
Net Loss	$(6,177)	$(106,904)	$(66,868)	$(251,276)
Denominator:
Weighted average common stock shares outstanding - Basic	51,156	45,971	50,319	45,969
Weighted average common stock shares outstanding - Diluted	51,156	45,971	50,319	45,969
Net Loss Per Share
Basic	$(0.12)	$(2.33)	$(1.33)	$(5.47)
Diluted	$(0.12)	$(2.33)	$(1.33)	$(5.47)

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

During the six months ended June 30, 2021, the Company sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds to the Company totaling approximately $68.1 million. As of March 5, 2021, the Company sold all 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds to the Company of approximately $109.3 million.

Stock Repurchase Program

Pursuant to a stock repurchase program approved by the Company's Board of Directors to repurchase up to $100 million of its outstanding common stock, which terminated in December 2020, the Company spent $7.5 million to repurchase and retire approximately 260 thousand shares of the Company's common stock in open market transactions in the first quarter of 2020. Pursuant to its receipt of financial assistance under federal Payroll Support Programs, the Company is restricted from making any stock repurchases through September 30, 2022. Accordingly, the Company will not be making any further repurchases until the expiration of such restrictions, at the earliest.

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

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Geographic Information	(in thousands)
Domestic	$391,224	$55,106	$556,926	$457,120
Pacific	19,557	4,898	36,072	162,028
Total operating revenue	$410,781	$60,004	$592,998	$619,148

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

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$330,194	$26,169	$454,979	$500,304
Frequent flyer revenue, transportation component	26,077	3,593	38,761	32,927
Passenger Revenue	$356,271	$29,762	$493,740	$533,231

Other revenue (e.g., cargo and other miscellaneous)	$32,569	$17,436	$59,784	$51,619
Frequent flyer revenue, marketing and brand component	21,941	12,806	39,474	34,298
Other Revenue	$54,510	$30,242	$99,258	$85,917

As of June 30, 2021 and December 31, 2020, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $586.4 million and $308.2 million, respectively, which generally represents revenue that is expected to be realized in future periods. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. The Company assessed the impact of these changes and believes that the classification of Air traffic liability as a current liability remains appropriate. During the three months ended June 30, 2021 and 2020, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $134.4 million and $0.4 million, respectively. During the six months ended June 30, 2021 and 2020, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $47.5 million and $253.6 million, respectively.

Passenger revenue associated with unused tickets, which represents unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current Air traffic liability balances for that specific period. Given the ongoing impact of the COVID-19 pandemic on its operations, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability and Noncurrent frequent flyer deferred revenue in its unaudited Consolidated Balance Sheets. As of June 30, 2021, and December 31, 2020, the Company's frequent flyer liability balance was $443.3 million and $420.1 million, respectively.

	June 30, 2021	December 31, 2020
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$230,943	$218,886
Noncurrent frequent flyer deferred revenue	212,326	201,239
Total frequent flyer liability	$443,269	$420,125

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2021	2020
	(in thousands)
Balance at January 1	$420,125	$349,806
Miles awarded	62,844	59,568
Travel miles redeemed (Passenger Revenue)	(38,761)	(32,927)
Non-travel miles redeemed (Other Revenue)	(939)	(1,207)
Balance at June 30	$443,269	$375,240

Frequent flyer program deferred revenue classified as a current liability represents the Company's current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents the Company's current estimate of revenue expected to be recognized beyond 12 months. Due to the ongoing effects of the COVID-19 pandemic, including changes to the Company's ticket validity and exchange policies, and the uncertainty of the pacing to return to normalized service in various markets, primarily international, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.

In April 2021, the Company announced the elimination of its HawaiianMiles expiration policy, effective immediately. The Company does not believe that the change in policy will have a material impact on its accounting estimates and will continue to evaluate the impact of this change as additional information becomes available.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$390,084	$390,084	$—	$—
Short-term investments
Corporate debt securities	419,592	—	419,592	—
U.S. government and agency securities	312,697	—	312,697	—
Other fixed income securities	200,810	—	200,810	—
Total short-term investments	933,099	—	933,099	—
Assets held for sale	29,542	—	—	29,542
Total assets measured at fair value	$1,352,725	$390,084	$933,099	$29,542
Foreign currency derivatives	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$345,766	$297,698	$48,068	$—
Short-term investments
Corporate debt securities	198,355	—	198,355	—
U.S. government and agency securities	156,427	—	156,427	—
Total short-term investments	354,782	—	354,782	—
Fuel derivative contracts	43	—	43	—
Foreign currency derivatives	31	—	31	—
Total assets measured at fair value	$700,622	$297,698	$402,924	$—
Foreign currency derivatives	1,382	—	1,382	—
Total liabilities measured at fair value	$1,382	$—	$1,382	$—

Cash equivalents. The Company's Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist primarily of debt securities. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments. Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of June 30, 2021, corporate debt securities have remaining maturities of three years or less, U.S. government and agency securities have maturities of approximately three years or less, and other fixed-income securities of one year or less.

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

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts, and commercial real estate. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. Such valuations include estimation of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional discussion.

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
June 30, 2021					December 31, 2020
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$2,073,199	$2,207,049	$—	$—	$2,207,049	$1,171,349	$1,054,410	$—	$—	$1,054,410

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended June 30, 2021, the Company did not enter into or hold any fuel derivative positions. Any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2021	2020	2021	2020
	(in thousands)
Losses realized at settlement	$—	$(2,751)	$(165)	$(5,837)
Reversal of prior period unrealized amounts	—	5,854	382	2,488
Unrealized losses that will settle in future periods	—	(3,287)	—	(3,287)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$—	$(184)	$217	$(6,636)

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

During the three and six months ended June 30, 2020, the Company de-designated certain hedged transactions as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $1.6 million and $4.4 million from AOCI to nonoperating income in the period during the three and six months ended June 30, 2020, respectively. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense. As of June 30, 2021, the Company did not have any remaining derivative instruments designated for hedge accounting.

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

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency derivatives	$—	$3,440	$—	$(3,538)

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency derivatives	$—	$1,869	$—	$(7,438)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2021 and $0.4 million in collateral posted with its counterparties as of December 31, 2020.

The Company is also subject to market risk in the event that these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$207,821	$214,923
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	65,650	75,565
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	33,161	37,526
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	28,909	33,573
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	103,832	121,480
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	76,532	86,018
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	—	235,000
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	204,524	216,976
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	40,787	45,010
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	—
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	—
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	—	45,000
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	—
Unamortized debt discount and issuance costs	(44,122)	(21,525)
Total Debt	$2,029,077	$1,149,824
Less: Current maturities of long-term debt	(141,536)	(115,019)
Long-Term Debt, less discount	$1,887,541	$1,034,805

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

As of June 30, 2021, the Company has $235.0 million undrawn and available under its revolving credit facility.

Payroll Support Program Extension Loans

The Consolidated Appropriations Act, 2021 (CAA 2021) was enacted on December 27, 2020, and included an extension of the payroll support program (PSP) created under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits (the PSP Extension). In January 2021, the Company entered into a PSP extension agreement (the PSP Extension Agreement) and contemporaneously entered into a warrant agreement (the Warrant Extension Agreement) with the U.S. Department of Treasury (Treasury), and issued a promissory note to the Treasury (the Extension Note). During the six months ended June 30, 2021, the Company received a total of $192.7 million in financial assistance, to be used exclusively for continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the PSP Extension Agreement.

These support payments consisted of $164.9 million in a grant and $27.8 million in an unsecured 10-year low interest loan, and as compensation to the U.S. government, and pursuant to the Warrant Extension Agreement, the Company issued warrants to the Treasury to purchase up to a total of 156,341 shares of its common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

The Company recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

The American Rescue Plan Act of 2021, which was enacted on March 11, 2021, included a second PSP extension (the PSP3), providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, the Company entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement. The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023.

During the three months ended June 30, 2021, the Company received $179.7 million in payroll support payments under the PSP3 Agreement, consisting of $155.8 million in a grant and $23.9 million in an unsecured 10-year low interest loan. As compensation to the U.S. government, and pursuant to the PSP3 Warrant Agreement, the Company issued warrants to the Treasury to purchase up to a total of 87,670 shares of its common stock at an exercise of $27.27 per share (the PSP3 Warrants). The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension.

The Company recorded the value of the PSP3 Note and the PSP3 Warrants on a relative fair value basis as $22.1 million in noncurrent debt and $1.8 million in additional paid in capital, respectively.

The Company participated in the initial PSP, the PSP Extension, and the PSP3. A summary of the amounts received and warrants issued as of June 30, 2021 under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at June 30, 2021
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension (1)	192.7	164.9	27.8	0.2	0.3%
Payroll Support Program 3 (2)	179.7	155.8	23.9	0.1	0.2%

(1)    During the three months ended June 30, 2021, the Company recognized the remaining $17.6 million of this grant in Government grant recognition in the unaudited Consolidated Statements of Operations.
(2)    During the three months ended June 30, 2021, the Company recognized $77.5 million of this grant in Government grant recognition in the unaudited Consolidated Statements of Operations, and $78.3 million was deferred in Accrued liabilities on the unaudited Consolidated Balance Sheets. The Company expects to fully recognize the remaining grant proceeds by the end of the third quarter 2021.

Economic Relief Program Loan

In September 2020, the Company entered into a Loan Agreement with the Treasury under the Economic Relief Program (ERP) under the CARES Act, which was subsequently amended and restated to increase the maximum facility available to be borrowed by the Company to $622.0 million (the Amended and Restated Loan Agreement). In connection with its entry into the Loan Agreement, the Company also entered into a Warrant Agreement with the Treasury (the ERP Warrant Agreement). On September 25, 2020, the Company borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of the Company's common stock at an exercise price of $11.82 per share. The Company recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, the Company repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million during the six months ended June 30, 2021, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations. The warrants issued under the ERP Warrant Agreement remain outstanding pursuant to its terms.

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

As of June 30, 2021, approximately $31.8 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's consolidated balance sheets.

Schedule of Maturities of Long-Term Debt

As of June 30, 2021, the expected maturities of long-term debt for the remainder of 2021 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2021	$64,805
2022	122,546
2023	87,523
2024	85,416
2025	105,018
Thereafter	1,607,891
$2,073,199

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. The Company was in compliance with the covenants in these debt agreements as of June 30, 2021.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2021	2020	2021	2020
	(in thousands)
Service cost	$2,739	$2,667	$5,479	$5,334
Other cost:
Interest cost	4,216	4,970	8,433	9,939
Expected return on plan assets	(6,275)	(6,286)	(12,551)	(12,573)
Recognized net actuarial loss	1,078	978	2,156	1,957
Total other components of the net periodic benefit cost	(981)	(338)	(1,962)	(677)
Net periodic benefit cost	$1,758	$2,329	$3,517	$4,657

Service costs are recorded within Wages and Benefits in the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2021 and 2020, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2021.

10. Commitments and Contingent Liabilities

Commitments

As of June 30, 2021, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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
Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of June 30, 2021 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2021	$7,895	$35,959	$43,854
2022	342,593	74,290	416,883
2023	158,380	70,529	228,909
2024	500,465	61,285	561,750
2025	410,957	48,915	459,872
Thereafter	233,823	90,647	324,470
	$1,654,113	$381,625	$2,035,738

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2021 and December 31, 2020, there were no holdbacks held with the Company's credit card processors.

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

11. Assets Held-For-Sale

As of June 30, 2021 and December 31, 2020, the Company had approximately $29.5 million and $0.0 million, respectively, in Assets held for sale on the Consolidated Balance Sheets, consisting of the following:

•During the second quarter of 2021, management announced the termination of its 'Ohana by Hawaiian operations, which utilizes its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, which were temporarily suspended in late 2020, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as held-for-sale as of June 30, 2021.
•During the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as held-for-sale as of June 30, 2021.

Management expects to complete the sale of the above referenced assets within the next 12 months and will continue to monitor the asset groups for potential impairment.

12. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Collective bargaining agreement payment (1)	$—	$—	$—	$20,242
Goodwill impairment (2)	—	—	—	106,662
Long-lived asset impairment (3)	—	34,014	—	34,014
Termination of 'Ohana by Hawaiian operations (4)	8,983	—	8,983	—
Total operating special items	$8,983	$34,014	$8,983	$160,918

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

(3)In the second quarter of 2020, the Company recorded an impairment charge of $34.0 million related to its ATR-42 and ATR-72 fleets, assets held under its commercial real estate subsidiary, and software-related projects that were discontinued as a result of the COVID-19 pandemic. The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.

(4)In the second quarter of 2021, the Company announced the termination of its 'Ohana by Hawaiian operations. The Company wrote-down the asset group to fair value, less cost to sell by approximately $6.4 million. Additionally, the Company recorded a one-time charge of approximately $2.6 million for the early termination of its CPA. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional discussion.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$410,071	$11,418	$(10,708)	$410,781
Operating Expenses:
Wages and benefits	—	170,858	—	—	170,858
Aircraft fuel, including taxes and delivery	—	83,840	—	—	83,840
Maintenance, materials and repairs	—	36,793	290	—	37,083
Aircraft and passenger servicing	—	25,730	—	—	25,730
Commissions and other selling	—	17,279	34	(43)	17,270
Aircraft rent	—	27,679	—	—	27,679
Other rentals and landing fees	—	27,373	—	(34)	27,339
Depreciation and amortization	—	34,463	650	—	35,113
Purchased services	77	24,964	546	(1,816)	23,771
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(95,119)	—	—	(95,119)
Other	1,426	36,312	836	(8,815)	29,759
Total	1,503	394,820	6,691	(10,708)	392,306
Operating Income (Loss)	(1,503)	15,251	4,727	—	18,475
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(4,683)	(9,670)	—	14,353	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,423)	(18,640)	748	(30,315)
Interest income	9	1,331	753	(748)	1,345
Capitalized interest	—	776	—	—	776
Other components of net periodic pension cost	—	981	—	—	981
Other, net	—	444	—	—	444
Total	(4,674)	(18,561)	(17,887)	14,353	(26,769)
Loss Before Income Taxes	(6,177)	(3,310)	(13,160)	14,353	(8,294)
Income tax benefit	—	(2,117)	—	—	(2,117)
Net Income (Loss)	$(6,177)	$(1,193)	$(13,160)	$14,353	$(6,177)
Comprehensive Loss	$(5,760)	$(776)	$(13,160)	$13,936	$(5,760)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$59,503	$3,343	$(2,842)	$60,004
Operating Expenses:
Wages and benefits	—	141,889	—	—	141,889
Aircraft fuel, including taxes and delivery	—	7,003	—	—	7,003
Maintenance, materials and repairs	—	12,899	1,275	(180)	13,994
Aircraft and passenger servicing	—	3,036	—	—	3,036
Commissions and other selling	—	2,912	15	—	2,927
Aircraft rent	—	23,923	(37)	—	23,886
Depreciation and amortization	—	37,355	1,978	—	39,333
Other rentals and landing fees	—	13,704	—	(27)	13,677
Purchased services	60	22,236	232	(2,641)	19,887
Special items	—	3,177	30,837	—	34,014
Government grant recognition	—	(111,560)	—	—	(111,560)
Other	1,521	18,943	412	6	20,882
Total	1,581	175,517	34,712	(2,842)	208,968
Operating Loss	(1,581)	(116,014)	(31,369)	—	(148,964)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(105,651)	—	—	105,651	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,221)	—	—	(8,221)
Interest income	—	2,766	—	—	2,766
Capitalized interest	—	921	—	—	921
Losses on fuel derivatives	—	(184)	—	—	(184)
Other components of net periodic pension cost	—	387	—	—	387
Other, net	(4)	778	—	—	774
Total	(105,655)	(3,553)	—	105,651	(3,557)
Loss Before Income Taxes	(107,236)	(119,567)	(31,369)	105,651	(152,521)
Income tax benefit	(332)	(38,697)	(6,588)	—	(45,617)
Net Income	$(106,904)	$(80,870)	$(24,781)	$105,651	$(106,904)
Comprehensive Loss	$(107,522)	$(81,488)	$(24,781)	$106,269	$(107,522)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$591,609	$14,841	$(13,452)	$592,998
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	131,576	—	—	131,576
Wages and benefits	—	330,937	—	—	330,937
Aircraft rent	—	57,520	—	—	57,520
Maintenance materials and repairs	—	71,030	305	—	71,335
Aircraft and passenger servicing	—	42,981	—	—	42,981
Commissions and other selling		28,700	43	(64)	28,679
Depreciation and amortization	—	68,922	1,547	—	70,469
Other rentals and landing fees	—	47,070	—	(63)	47,007
Purchased services	1,965	49,534	859	(4,490)	47,868
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(242,389)	—	—	(242,389)
Other	3,152	57,273	1,131	(8,835)	52,721
Total	5,117	647,802	8,220	(13,452)	647,687
Operating Income (Loss)	(5,117)	(56,193)	6,621	—	(54,689)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(61,770)	(20,487)	—	82,257	—
Interest expense and amortization of debt discounts and issuance costs	—	(25,331)	(29,878)	1,201	(54,008)
Interest income	19	2,570	1,206	(1,201)	2,594
Capitalized interest	—	1,460	—	—	1,460
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	1,962	—	—	1,962
Other, net	—	21,340	—	—	21,340
Total	(61,751)	(22,263)	(28,672)	82,257	(30,429)
Loss Before Income Taxes	(66,868)	(78,456)	(22,051)	82,257	(85,118)
Income tax benefit	—	(18,250)	—	—	(18,250)
Net Loss	$(66,868)	$(60,206)	$(22,051)	$82,257	$(66,868)
Comprehensive Loss	$(66,775)	$(60,113)	$(22,051)	$82,164	$(66,775)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$618,665	$7,233	$(6,750)	$619,148
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	120,481	—	—	120,481
Wages and benefits	—	330,143	—	—	330,143
Aircraft rent	—	50,946	(56)	—	50,890
Maintenance materials and repairs	—	71,965	3,172	(734)	74,403
Aircraft and passenger servicing	—	41,319	—	—	41,319
Commissions and other selling	19	29,612	57	(45)	29,643
Depreciation and amortization	—	74,832	3,950	—	78,782
Other rentals and landing fees	—	43,497	—	(54)	43,443
Purchased services	150	59,332	553	(5,907)	54,128
Special items	—	130,081	30,837	—	160,918
Government grant recognition	—	(111,560)	—	—	(111,560)
Other	2,867	59,675	1,086	(10)	63,618
Total	3,036	900,323	39,599	(6,750)	936,208
Operating Loss	(3,036)	(281,658)	(32,366)	—	(317,060)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(248,880)	—	—	248,880	—
Interest expense and amortization of debt discounts and issuance costs	—	(15,016)	—	—	(15,016)
Interest income	3	5,783	—	—	5,786
Capitalized interest	—	1,752	—	—	1,752
Losses on fuel derivatives	—	(6,636)	—	—	(6,636)
Other components of net periodic pension cost	—	725	—	—	725
Other, net	—	2,745	(5)	—	2,740
Total	(248,877)	(10,647)	(5)	248,880	(10,649)
Loss Before Income Taxes	(251,913)	(292,305)	(32,371)	248,880	(327,709)
Income tax benefit	(637)	(68,998)	(6,798)	—	(76,433)
Net Income	$(251,276)	$(223,307)	$(25,573)	$248,880	$(251,276)
Comprehensive Loss	$(250,563)	$(222,594)	$(25,573)	$248,167	$(250,563)

Condensed Consolidating Balance Sheets
June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,113	$1,155,476	$76,891	$—	$1,248,480
Restricted cash	—	—	31,820	—	31,820
Short-term investments	—	933,099	—	—	933,099
Accounts receivable, net	—	61,683	12,599	(10,453)	63,829
Income taxes receivable	—	94,508	—	—	94,508
Spare parts and supplies, net	—	35,439	—	—	35,439
Prepaid expenses and other	92	74,678	123	—	74,893
Total	16,205	2,354,883	121,433	(10,453)	2,482,068
Property and equipment at cost	—	2,935,705	30,113	—	2,965,818
Less accumulated depreciation and amortization	—	(933,876)	(30,113)	—	(963,989)
Property and equipment, net	—	2,001,829	—	—	2,001,829
Assets held for sale	—	1,007	28,535	—	29,542
Operating lease right-of-use assets	—	582,040	—	—	582,040
Long-term prepayments and other	50	106,587	1,200,520	(1,200,000)	107,157
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	588,754	—	(588,754)	—
Investment in consolidated subsidiaries	1,046,142	(7,487)	503	(1,039,158)	—
TOTAL ASSETS	$1,062,397	$5,627,613	$1,364,491	$(2,838,365)	$5,216,136
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505	$116,858	$948	$(9,253)	$109,058
Air traffic liability and current frequent flyer deferred revenue	—	817,120	5,954	—	823,074
Other accrued liabilities	—	229,039	28,503	(1,200)	256,342
Current maturities of long-term debt, less discount	—	141,536	—	—	141,536
Current maturities of finance lease obligations	—	24,004	—	—	24,004
Current maturities of operating leases	—	82,574	—	—	82,574
Total	505	1,411,131	35,405	(10,453)	1,436,588
Long-term debt	—	1,910,311	1,177,230	(1,200,000)	1,887,541
Intercompany payable	451,418	—	137,336	(588,754)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	112,932	—	—	112,932
Noncurrent operating leases	—	461,822	—	—	461,822
Accumulated pension and other post-retirement benefit obligations	—	211,976	—	—	211,976
Other liabilities and deferred credits	—	81,866	1,156	—	83,022
Noncurrent frequent flyer deferred revenue	—	212,326	—	—	212,326
Deferred tax liabilities, net	—	199,455	—	—	199,455
Total	—	1,280,377	1,156	—	1,281,533
Shareholders’ equity	610,474	1,025,794	13,364	(1,039,158)	610,474
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,062,397	$5,627,613	$1,364,491	$(2,838,365)	$5,216,136

Condensed Consolidating Balance Sheets
December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,088	$476,409	$9,142	$—	$509,639
Short-term investments	—	354,782	—	—	354,782
Accounts receivable, net	—	67,831	424	(728)	67,527
Income taxes receivable, net	—	95,002	—	—	95,002
Spare parts and supplies, net	—	35,442	—	—	35,442
Prepaid expenses and other	21	56,046	19	—	56,086
Total	24,109	1,085,512	9,585	(728)	1,118,478
Property and equipment at cost	—	2,916,850	62,699	—	2,979,549
Less accumulated depreciation and amortization	—	(865,952)	(28,567)	—	(894,519)
Property and equipment, net	—	2,050,898	34,132	—	2,085,030
Operating lease right-of-use assets	—	627,359	—	—	627,359
Long-term prepayments and other	50	133,143	470	—	133,663
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	540,491	—	(540,491)	—
Investment in consolidated subsidiaries	1,106,627	—	503	(1,107,130)	—
TOTAL ASSETS	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$720	$110,070	$1,940	$(728)	$112,002
Air traffic liability and current frequent flyer deferred revenue	—	527,440	6,262	—	533,702
Other accrued liabilities	—	139,878	203	—	140,081
Current maturities of long-term debt, less discount	—	115,019	—	—	115,019
Current maturities of finance lease obligations	—	21,290	—	—	21,290
Current maturities of operating leases	—	82,454	—	—	82,454
Total	720	996,151	8,405	(728)	1,004,548
Long-term debt	—	1,034,805	—	—	1,034,805
Intercompany payable	529,909	—	10,582	(540,491)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	120,618	—	—	120,618
Noncurrent operating leases	—	503,376	—	—	503,376
Accumulated pension and other post-retirement benefit obligations	—	217,737	—	—	217,737
Other liabilities and deferred credits	—	77,803	1,105	—	78,908
Noncurrent frequent flyer deferred revenue	—	201,239	—	—	201,239
Deferred tax liabilities, net	—	216,642	—	—	216,642
Total	—	1,337,415	1,105	—	1,338,520
Shareholders’ equity	600,157	1,082,032	25,098	(1,107,130)	600,157
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,885)	$409,566	$12,596	$—	$417,277
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,161,138	(1,085,354)	(78,509)	—
Additions to property and equipment, including pre-delivery deposits	—	(17,602)	(284)	—	(17,886)
Proceeds from the disposition of aircraft related equipment		117	—	—	117
Purchases of investments	—	(862,001)	—	—	(862,001)
Sales of investments	—	280,007	—	—	280,007
Net cash provided by (used in) investing activities	2,725	561,659	(1,085,638)	(78,509)	(599,763)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(342,151)	—	—	(342,151)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(75,784)	—	(2,725)	78,509	—
Payment for taxes withheld for stock compensation	—	(1,712)	—	—	(1,712)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(5,815)	(292,158)	1,172,611	78,509	953,147
Net increase (decrease) in cash and cash equivalents	(7,975)	679,067	99,569	—	770,661
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$16,113	$1,155,476	$108,711	$—	$1,280,300

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By Operating Activities	$4,693	$726	$(1,961)	$—	$3,458
Cash Flows From Investing Activities:
Net payments to affiliates	(9,650)	(16,961)	(66)	26,677	—
Additions to property and equipment, including pre-delivery deposits	—	(86,936)	(7,020)	—	(93,956)
Purchases of investments	—	(64,215)	—	—	(64,215)
Sales of investments	—	143,679	—	—	143,679
Net cash used in investing activities	(9,650)	(24,433)	(7,086)	26,677	(14,492)
Cash Flows From Financing Activities:
Long-term borrowings	—	283,964	—	—	283,964
Repayments of long-term debt and finance lease obligations	—	(39,129)	—	—	(39,129)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	17,027	—	9,650	(26,677)	—
Repurchases of Common Stock	(7,510)	—	—	—	(7,510)
Payment for taxes withheld for stock compensation	—	(1,313)	—	—	(1,313)
Net cash provided by financing activities	4,003	243,522	9,650	(26,677)	230,498
Net increase (decrease) in cash and cash equivalents	(954)	219,815	603	—	219,464
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$274	$582,748	$9,498	$—	$592,520

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; future obligations under the CARES Act and Payroll Support Programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2021; expected salary and related costs; our expected fleet as of June 30, 2022; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the State of Hawai'i and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2021, the latest available data. As of June 30, 2021, we had 5,968 active employees before giving effect to voluntary and involuntary separation programs discussed in detail below.

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

June 2021 Quarterly Financial Overview

•GAAP net loss in the second quarter was $6.2 million, or $0.12 per diluted share on total revenue of $410.8 million, compared to a net loss of $106.9 million, or $2.33 per diluted share, on total revenue of $60.0 million during the same period in 2020.

•During the three and six months ended June 30, 2021, capacity (as measured in Available Seat Miles or ASM) was up 776.0% and 12.6%, while Revenue Passenger Miles (RPM) increased 2,833.3% and 1.1%, as compared to the same periods in 2020, driven primarily by increased customer demand, predominantly within our domestic network.

•Unrestricted cash, cash equivalents and short-term investments was $2.2 billion as of June 30, 2021.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of Non-GAAP measures.

Impact of COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19 beginning in early 2020, we have experienced significantly suppressed customer demand as compared to pre-COVID-19 pandemic levels, with passenger revenue down approximately 45.5% and 60.6% during the three and six months ended June 30, 2021, as compared to the same periods in 2019.

During the second quarter of 2021, we continued to rebuild our network with the expansion of our North America routes, leading to a 44.5% increase in overall capacity as compared to the first quarter of 2021; however, capacity remains depressed from pre-COVID-19 pandemic levels, down 30.5% and 39.4%, respectively, during the three and six months ended June 30, 2021 as compared to the same periods in 2019. During the third quarter of 2021, we anticipate capacity will be down between 20% to 23%, as compared to the same period in 2019.

Effective June 15, 2021, restrictions on travel within the State of Hawai'i were removed, and travelers who were fully vaccinated in the state of Hawai'i were permitted to bypass testing or quarantine requirements with proof of vaccination when traveling into the state. Effective July 8, 2021, all U.S. domestic travelers who were fully vaccinated in the United States were permitted to bypass pre-travel testing or quarantine requirements with proof of vaccination when entering the state starting the 15th day following completion of their vaccination. Although restrictions on travel to and from various international locations (including those within our network) remain in effect, we saw increased demand in bookings and travel in the second quarter of 2021, leading to an increase in passenger revenue of 159.2% as compared to the first quarter of 2021, predominantly within our domestic network, which accounted for approximately 95.9% of total passenger revenue in the period.

Despite recent increases in demand for travel to Hawai'i, uncertainties remain regarding the impact of increased vaccination availability and uptake on the demand for air travel, including the availability, reliability and effectiveness of vaccines domestically and worldwide, particularly as new variants of the COVID-19 virus emerge and spread. Further, while certain markets have reopened, others, particularly international markets, remain closed or continue to enforce extended quarantines. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the ability for travelers to bypass quarantine requirements should the prevalence of the COVID-19 pandemic worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel. Additionally, ongoing restrictions or shortages in other sectors of the travel industry, such as hotel or transportation availability, could negatively impact any increased demand we experience. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations to continue to be below pre-2020 historical levels during 2021. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Government Support Programs

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits. The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provided for the carryback of additional NOLs to 2016 and 2017, which will result in tax benefits for those years.

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

The Consolidated Appropriations Act, 2021 (CAA 2021) was enacted on December 27, 2020, and provided $15.0 billion for airline employee wages, salaries and benefits under an extension (the PSP Extension) of the Payroll Support Program created under the CARES Act. In January 2021, we entered into a PSP extension agreement with the Treasury (the PSP Extension Agreement). PSP Extension funds are required to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees, as defined in the PSP Extension Agreement. Under the PSP Extension Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits from December 1, 2020 through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

During the six months ended June 30, 2021, we received $192.7 million in grants, entered into a promissory note with the Treasury (the Extension Note) for approximately $27.8 million and issued to the Treasury warrants to purchase up to a total of 156,341 shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants) pursuant to the PSP Extension Agreement. The Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% for the first five years and at a rate equal to the secured overnight financing rate plus 2.00% for the following five years. We recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

The American Rescue Plan Act of 2021 (ARP 2021) was enacted on March 11, 2021, and included a second PSP extension, providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company’s common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. During the three months ended June 30, 2021, we received a total of $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year loan.

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

Material Changes to our Consolidated Balance Sheet

Cash, cash equivalents and short-term investments totaled approximately $2.2 billion as of June 30, 2021, compared to $0.9 billion as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 12, 2021, for a comprehensive discussion of actions taken in 2020. Refer to discussions below for actions taken during the first half of 2021.

As of June 30, 2021, our total debt was $2.0 billion, an increase of $879.3 million, or 76.5%, as compared to $1.1 billion as of December 31, 2020. During the six months ended June 30, 2021, we completed the following financing transactions:

•On February 4, 2021, we issued $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property, as discussed above. The Notes require quarterly interest payments and mature in January 2026.
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
•During the six months ended June 30, 2021, we received $192.7 million in grants and $27.8 million in loans from the Treasury pursuant to the PSP Extension under CAA 2021. The Extension Note requires interest payments with the principal balance due at maturity in 2031.
•During the three months ended June 30, 2021, we received $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year note. The PSP3 Note requires interest payments with the principal balance due at maturity in 2031.

Additionally, during the six months ended June 30, 2021, we issued 2.9 million shares in connection with our Equity Distribution Agreement entered into in December 2020, at an average price of $24.47 per share generating net proceeds of approximately $68.1 million. As of March 5, 2021, we issued all of the 5.0 million shares authorized under the Equity Distribution Agreement.

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

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. The table below summarizes our total fleet as of June 30, 2020 and 2021, respectively and our expected fleet as of June 30, 2022 (based on existing executed agreements as of June 30, 2021):

	June 30, 2020			June 30, 2021			June 30, 2022
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	10	12	22
A321neo (3)	2	16	18	4	14	18	4	14	18
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (4)	—	4	4	—	4	4	—	4	4
ATR 72-200 (4)	—	4	4	—	4	4	—	4	4
Total	19	50	69	21	48	69	19	48	67

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    We took delivery of the last firm order Airbus A321-200 aircraft in the second quarter of 2020.

(4)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. During the second quarter of 2021, the Company announced the permanent suspension of its 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party provider. The aircraft and related asset group have been classified as Assets held for sale on the Consolidated Balance Sheets as of June 30, 2021.

Results of Operations

For the three months ended June 30, 2021, we generated a net loss of $6.2 million, or $0.12 per diluted share, compared to a net loss of $106.9 million, or $2.33 per diluted share, for the same period in 2020. For the six months ended June 30, 2021, we generated a net loss of $66.9 million, or $1.33 per diluted share, compared to a net loss of $251.3 million, or $5.47 per diluted share, for the same period in 2020.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	1,723		182		2,456		2,542
Revenue passenger miles (RPM)	2,764,719		95,084		3,818,847		3,806,558
Available seat miles (ASM)	3,546,316		409,490		6,012,358		5,384,460
Passenger revenue per RPM (Yield)	12.89	¢	31.30	¢	12.93	¢	14.01	¢
Passenger load factor (RPM/ASM)	78.0%		23.2%		63.5%		70.7%
Passenger revenue per ASM (PRASM)	10.05	¢	7.27	¢	8.21	¢	9.90	¢
Total Operations (a):
Revenue passengers flown	1,730		182		2,466		2,544
RPM	2,789,129		95,084		3,851,446		3,809,858
ASM	3,586,928		409,490		6,068,574		5,389,019
Operating revenue per ASM (RASM)	11.45	¢	14.65	¢	9.77	¢	11.49	¢
Operating cost per ASM (CASM)	10.94	¢	51.03	¢	10.67	¢	17.37	¢
CASM excluding aircraft fuel and non-recurring items (b)	11.00	¢	68.26	¢	12.35	¢	14.22	¢
Aircraft fuel expense per ASM (c)	2.34	¢	1.70	¢	2.17	¢	2.23	¢
Revenue block hours operated	39,250		6,496		66,245		59,355
Gallons of aircraft fuel consumed	44,442		7,759		74,388		71,580
Average cost per gallon of aircraft fuel (c)	$1.89		$0.90		$1.77		$1.68

(a)    Includes the operations of our contract carrier under a capacity purchase agreement.
(b)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2021, operating revenue increased by $350.8 million, or 584.6%, and decreased by $26.2 million, or 4.2%, respectively, as compared to the same periods in 2020. The increase noted during the second quarter was primarily driven by the return of passenger travel demand within our domestic markets.

Passenger revenue

For the three months ended June 30, 2021, passenger revenue increased by $326.5 million, or 1,097.1%, as compared to the same period in 2020. For the six months ended June 30, 2021, passenger revenue decreased by $39.5 million, or 7.4%, as compared to the same period in 2020. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended June 30, 2020
(in thousands)	Three months ended June 30, 2021	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$341,577	1,183.6%	(55.2)%	2,766.9%	721.9%	66.7%
International	14,694	366.3	NM1	NM1	NM1	NM1
Total scheduled	$356,271	1,097.1%	(58.8)%	2,807.7%	766.0%	42.9%
1    Not meaningful

		Increase (Decrease) vs. Six Months Ended June 30, 2020
(in thousands)	Six months ended June 30, 2021	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$469,962	19.6%	(15.3)%	41.1%	45.4%	(20.0)%
International	23,778	(83.0)	182.9	(94.0)	(75.6)	(22.2)
Total scheduled	$493,740	(7.4)%	(7.7)%	0.3%	11.7%	(20.0)%

Domestic passenger revenue during the three months ended June 30, 2021 increased 1,183.6% on capacity growth of 721.9% as compared to the same period in 2020, the result of improved demand for passenger travel, predominantly within our North America to Hawai'i network, driven by the relaxing of travel restrictions for travel to and within the State of Hawai'i, and improving COVID-19 vaccination rates.

During the second quarter of 2021, the State of Hawai'i announced updates to its Safe Travels Hawai'i Program, including that, beginning June 15, 2021, all passengers who are not in quarantine are free to travel between islands without restriction and, beginning July 8, 2021, individuals who are fully vaccinated in the United States entering Hawai'i on domestic flights may bypass pre-travel testing or quarantine with proof of vaccination starting the 15th day following the completion of their vaccination.
In the first quarter of 2021, we announced the expansion of service with the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i each of which commenced between March and April 2021. We also expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California, which commenced in March 2021. Additionally, in March and April 2021, respectively, we announced the recommencement of our thrice-weekly service between Kahului, Hawai'i and Las Vegas, Nevada, and launched four-times-weekly seasonal service between Kahului, Hawai'i and Phoenix, Arizona, both of which commenced in May 2021.
International passenger revenue during the three months ended June 30, 2021 increased 366.3%, as compared to the same period in 2020, to $14.7 million. While we recommenced scheduled international passenger flights on a limited basis beginning in the fourth quarter of 2020, customer demand across our international network remains depressed given international government travel restrictions and the availability, reliability and effectiveness of vaccines, particularly as new variants of the COVID-19 virus emerge and spread. We expect this significantly lower international demand environment to continue through the middle of the fourth quarter of 2021, with improvement in the international markets expected to lag behind domestic demand recovery until government travel restrictions begin to lift and customer demand starts to return.
Other Operating Revenue

For the three and six months ended June 30, 2021, Other operating revenue increased by $24.3 million, or 80.2%, and $13.3 million, or 15.5%, as compared to the same periods in 2020.

During the three and six months ended June 30, 2021, Cargo revenue increased $12.7 million and $12.6 million, respectively, as compared to the same periods in 2020, primarily driven by improved demand. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $8.9 million and $0.6 million, respectively during the three and six months ended June 30, 2021, as compared to the same periods in 2020, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, increased during the three and six months ended June 30, 2021 by approximately $2.7 million and $0.2 million, respectively, as compared to the same periods in 2020.

Operating Expense

Operating expenses were $392.3 million and $647.7 million during the three and six months ended June 30, 2021, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2021, as compared to the same periods in 2020, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020		Increase / (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$28,969	20.4%	$794	0.2%
Aircraft fuel, including taxes and delivery	76,837	1,097.2	11,095	9.2
Maintenance, materials and repairs	23,089	165.0	(3,068)	(4.1)
Aircraft and passenger servicing	22,694	747.5	1,662	4.0
Commissions and other selling	14,343	490.0	(964)	(3.3)
Aircraft rent	3,793	15.9	6,630	13.0
Other rentals and landing fees	13,662	99.9	3,564	8.2
Depreciation and amortization	(4,220)	(10.7)	(8,313)	(10.6)
Purchased services	3,884	19.5	(6,260)	(11.6)
Special items	(25,031)	(73.6)	(151,935)	(94.4)
Government grant recognition	16,441	(14.7)	(130,829)	117.3
Other	8,877	42.5	(10,897)	(17.1)
Total	$183,338	87.7%	$(288,521)	(30.8)%

Wages and benefits

Wages and benefits expense increased by $29.0 million, or 20.4%, and $0.8 million, or 0.2%, for the three and six months ended June 30, 2021, respectively, as compared to the prior year periods. The increase during the second quarter was primarily attributed to increased operations as discussed above.

Aircraft fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2021, as compared to the prior year periods, due to an increase in the average fuel price per gallon and increased consumption, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$83,840	$7,003	1,097.2%	$131,576	$120,481	9.2%
Fuel gallons consumed	44,442	7,759	472.8%	74,388	71,580	3.9%
Average fuel price per gallon, including taxes and delivery	$1.89	$0.90	110.0%	$1.77	$1.68	5.4%

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

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$83,840	$7,003	1,097.2%	$131,576	$120,481	9.2%
Realized losses on settlement of fuel derivative contracts	—	2,751	(100.0)%	165	5,837	(97.2)%
Economic fuel expense	$83,840	$9,754	759.5%	$131,741	$126,318	4.3%
Fuel gallons consumed	44,442	7,759	472.8%	74,388	71,580	3.9%
Economic fuel costs per gallon	$1.89	$1.26	50.0%	$1.77	$1.76	0.6%

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $23.1 million, or 165.0%, and decreased by $3.1 million, or 4.1%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase during the second quarter is primarily attributable to increased utilization of our aircraft commensurate with the ramp up of our operations during the period, as discussed above. We expect maintenance, materials and repairs expense to increase proportionally during the remainder of 2021 as we continue to rebuild operational capacity.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $22.7 million, or 747.5%, and $1.7 million, or 4.0%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase during the second quarter is primarily attributed to increased capacity and passenger travel demand, as discussed above. We expect aircraft and passenger service expense to increase proportionally during the remainder of 2021, as compared to the same periods in 2020, as we continue to rebuild operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $14.3 million, or 490.0%, and decreased by $1.0 million, or 3.3%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase during the second quarter was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expense to increase proportionally during the remainder of 2021, as compared to the same periods in 2020 as we continue to rebuild operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $13.7 million, or 99.9%, and $3.6 million, or 8.2%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during the second quarter is attributed to increased operations as discussed above. We expect other rentals and landing fees expense to increase proportionally during the remainder of 2021, as compared to the same periods in 2020, as we continue to rebuild operational capacity.

Special items

During the three and six months ended June 30, 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party carrier. We reclassified approximately $23.6 million to Assets held for sale and recognized a one-time expense of $6.4 million to write-down the asset group to fair value. Additionally, we recorded a charge of approximately $2.6 million for the early termination of our CPA.

During the six months ended June 30, 2020, we recognized approximately $160.9 million of special items comprised of the following:

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

•During the second quarter of 2020, we recorded Special items of $34.0 million comprised of the following: (a) an impairment charge of $27.5 million to fair value our ATR-42 and ATR-72 fleets, (b) an impairment charge of $3.4 million to fair value our commercial real estate assets, and (c) an approximately $3.1 million write-off for discontinued software-related projects as a result of the COVID-19 pandemic.

Government grant recognition

In the first quarter of 2021, we entered into a PSP Extension Agreement with the Treasury and received $192.7 million in payroll support payments. In the second quarter, we received $179.7 million pursuant to the PSP3 Agreement, all of which must be used exclusively for the payment of employee wages, salaries and benefits. The support payments included total grants of $320.7 million that are recognized as contra-expense in 2021 over the period that the funds are expected to benefit. During the three and six months ended June 30, 2021, we recognized total contra-expense of $95.1 million and $242.5 million, respectively, in the Consolidated Statements of Operations. We expect to fully recognize the remaining grant proceeds of $78.3 million as of June 30, 2021, by the end of the third quarter 2021.

Other expense

Other expense increased by $8.9 million, or 42.5%, and decreased by $10.9 million, or 17.1%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase during the second quarter 2021 was primarily attributed to the ramp up of operations, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. During the six months ended June 30, 2021, the decrease was primarily driven by the reduction in discretionary spending and variable-based expense, beginning in the second quarter 2020 and extending into the first quarter of 2021. We expect other expense to increase during the remainder of 2021 as we continue to rebuild operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense increased by $23.2 million, or 652.6%, and $19.8 million, or 185.7%, during the three and six months ended June 30, 2021 as compared to the same periods in 2020. The increase in expense was primarily attributed to an increase in interest expense as a result of the $1.2 billion loyalty and intellectual property financing completed in February 2021.

Income Taxes

Our effective tax rate was 25.5% and 29.9% for the three months ended June 30, 2021 and 2020, respectively, and 21.4% and 23.3% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The effective tax rate for the three and six months ended June 30, 2020 included the impact of the nondeductible goodwill impairment and reflected a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years.

We expect our tax rate to be approximately 21% during the third quarter of 2021.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $2,181.6 million as of June 30, 2021, compared to approximately $864.4 million as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions in 2020 to increase liquidity and augment our financial position and continued to do so in the first quarter of 2021 with the closing of our $1.2 billion loyalty and intellectual property financing. For additional discussion of the actions we took in 2020 and the first quarter of 2021 to increase liquidity and augment our financial position, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on April 28, 2021. Additionally, for a discussion of liquidity actions taken during the first and second quarters of 2021, refer to the "Material Changes to our Consolidated Balance Sheet" section above. In connection with our first quarter financing activities, our total debt obligations increased $879.3 million, or 76.5% as of June 30, 2021 as compared to December 31, 2020.

As of June 30, 2021, our current assets exceeded our current liabilities by approximately $1,045.5 million as compared to $113.9 million as of December 31, 2020. Approximately $823.1 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for future travel.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such an unprecedented event impacting global travel, and as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. However, based on the improving customer demand environment, assumptions and estimates made with respect to the ongoing recovery of our operations to pre-COVID-19 pandemic levels, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months and we are no longer actively seeking to raise capital.

Cash Flows

Net cash provided by operating activities was $417.3 million and $3.5 million during the six months ended June 30, 2021 and 2020, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows for both periods presented were affected primarily by the COVID-19 pandemic, which resulted in a significant drop in travel demand, sales, and revenues. Operating cash flows for the six months ended June 30, 2021, included $320.7 million in proceeds received as part of the PSP Extension and PSP3, which was utilized to offset eligible payroll and payroll-related costs.
Cash used in investing activities was $599.8 million and $14.5 million during the six months ended June 30, 2021 and 2020, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the six months ended June 30, 2021, capital expenditures were approximately $17.9 million, as compared with $94.0 million in capital expenditures during the six months ended June 30, 2020. During the six months ended June 30, 2021, our purchases and sales of short-term investments resulted in net cash outflow of $582.0 million as compared to net cash inflow of $79.5 million during the same period in 2020.
Net cash provided by financing activities was $953.1 million and $230.5 million during the six months ended June 30, 2021 and 2020, respectively. Prior to the suspension of our dividend and share repurchase programs in the first quarter of 2020, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments. Additionally, we drew down $235.0 million on our revolving credit facility in March 2020. During the six months ended June 30, 2021, we raised approximately $1.3 billion in cash in connection with our loyalty and intellectual property financing, PSP funding programs, and shares issued through our at-the-market offering, all of which were completed in the first quarter 2021. These were offset by the repayment of debt and finance lease obligations of $342.2 million, including the pay-down of our revolving credit facility of $235.0 million and the CARES Act ERP loan of $45.0 million in the first quarter 2021. Refer to Liquidity and Capital Resources section above for further discussion.
Covenants
We were in compliance with covenants contained in our financing agreements at June 30, 2021.

Capital Commitments

As of June 30, 2021, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2022 and 2025

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. Refer to Note 10 in the Notes to Consolidated Financial Statements for additional discussion.
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

Stock Repurchase Program and Dividends

Pursuant to a stock repurchase program under which our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock, which terminated in December 2020, we spent $7.5 million to repurchase and retire approximately 260,000 shares of our common stock in open market transactions in the first quarter of 2020. In March 2020, we indefinitely suspended all repurchases under the approved repurchase plan and in connection with our receipt of federal Payroll Support Program financial assistance, which restricts us from repurchasing shares and making dividend payments until September 2022.

At-the-Market Offering Program

In December 2020, we entered into the Equity Distribution Agreement relating to the issuance and sale of up to 5.0 million shares of our common stock, par value $0.01 per share. During the six months ended June 30, 2021, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. As of March 5, 2021, we sold all of the 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds of approximately $109.3 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2021 and December 31, 2020, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three and six months ended June 30, 2021 and 2020, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2021.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2021 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2021	2022 - 2023	2024 - 2025	2026 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$2,554,768	$131,233	$403,503	$367,884	$1,652,148
Finance lease obligations, including principal and interest (2)	160,247	14,570	58,782	30,759	56,136
Operating lease obligations (3)	725,844	55,380	195,824	158,206	316,434
Aircraft purchase commitments (4)	1,654,113	7,895	500,973	911,422	233,823
Other commitments (5)	381,626	35,959	144,819	110,200	90,648
Projected employee benefit contributions (6)	78,600	—	25,900	38,000	14,700
Total contractual obligations	$5,555,198	$245,037	$1,329,801	$1,616,471	$2,363,889

(1)    Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of June 30, 2021.

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

(5)    Amounts include commitments for services provided by third parties for aircraft maintenance, IT, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

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

•It improves a reader’s ability to compare our results to those of other airlines; and

•It is consistent with how we present information in our quarterly financial results press releases.

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•During the three and six months ended June 30, 2020, the effective tax rate included a tax benefit of $9.2 million and $23.4 million, respectively, resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the net operating losses and the previous tax rate of 35% that was in effect during the years to which net operating losses were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
•We recognized $95.1 million and $242.4 million in contra-expense during the three and six months ended June 30, 2021, respectively, and $111.6 million during the three and six months ended June 30, 2020 related to grant proceeds received from payroll support programs. The grant proceeds were recognized in proportion to estimated eligible wages and benefits over the period to which the payroll support programs relate. We expect to fully recognize the remaining grant proceeds by the end of the third quarter 2021.
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
•During the three and six months ended June 30, 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 12 in the Notes to the Consolidated Financial Statements for additional discussion.
•In May 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party carrier. The termination did not meet the requirements of discontinued

operations under ASC 205; however, the asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets. We fair valued the asset group resulting in the write-down of approximately $6.4 million. Additionally, we recorded an early termination charge associated with our CPA of approximately $2.6 million.

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
GAAP Net Income (Loss), as reported	$(6,177)	$(0.12)	$(106,904)	$(2.33)	$(66,868)	$(1.33)	$(251,276)	$(5.47)
Adjusted for:
CARES Act - carryback of additional NOLs	—	—	(9,238)	(0.20)	—	—	(23,394)	(0.51)
Government grant recognition	(95,119)	(1.86)	(111,560)	(2.43)	(242,389)	(4.82)	(111,560)	(2.43)
Loss on extinguishment of debt	—	—	—	—	3,994	0.08	—	—
Changes in fair value of fuel derivative contracts	—	—	(2,567)	(0.06)	(382)	(0.01)	799	0.02
Unrealized (gains) losses on foreign debt	92	—	1,679	0.04	(18,951)	(0.38)	2,422	0.05
Unrealized (gains) losses on non-designated fx positions	397	0.01	612	0.01	(1,352)	(0.03)	(200)	—
Special items	8,983	0.18	34,014	0.74	8,983	0.18	160,918	3.50
Tax effect of adjustments	17,986	0.35	19,253	0.42	52,520	1.04	13,430	0.29
Adjusted net loss	$(73,838)	$(1.44)	$(174,711)	$(3.81)	$(264,445)	$(5.27)	$(208,861)	$(4.55)

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Total	Margin	Total	Margin	Total	Margin	Total	Margin
	(in thousands, except margin data)
Loss Before Income Taxes, as reported	$(8,294)	(2.0)%	$(152,521)	(254.2)%	$(85,118)	(14.4)%	$(327,709)	(52.9)%
Adjusted for:
Government grant recognition	(95,119)	(23.2)	(111,560)	(185.9)	(242,389)	(40.8)	(111,560)	(18.0)
Loss on debt extinguishment	—	—	—	—	3,994	0.7	—	—
Changes in fair value of fuel derivative contracts	—	—	(2,567)	(4.3)	(382)	(0.1)	799	0.1
Unrealized (gains) losses on foreign debt	92	—	1,679	2.8	(18,951)	(3.2)	2,422	0.3
Unrealized (gains) losses on non-designated foreign exchange positions	397	0.1	612	1.0	(1,352)	(0.2)	(200)	—
Special items	8,983	2.2	34,014	56.7	8,983	1.5	160,918	26.0
Adjusted Loss Before Income Taxes	$(93,941)	(22.9)%	$(230,343)	(383.9)%	$(335,215)	(56.5)%	$(275,330)	(44.5)%

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$392,306		$208,968		$647,687		$936,208
Adjusted for:
Government grant recognition	95,119		111,560		242,389		111,560
Special items	(8,983)		(34,014)		(8,983)		(160,918)
Operating expenses excluding non-recurring items	$478,442		$286,514		$881,093		$886,850
Aircraft fuel, including taxes and delivery	(83,840)		(7,003)		(131,576)		(120,481)
Operating expenses excluding aircraft fuel and non-recurring items	$394,602		$279,511		$749,517		$766,369
Available Seat Miles	3,586,928		409,490		6,068,574		5,389,019
CASM - GAAP	10.94	¢	51.03	¢	10.67	¢	17.37	¢
Government grant recognition	2.65		27.24		3.99		2.07
Special items	(0.25)		(8.31)		(0.14)		(2.99)
Aircraft fuel, including taxes and delivery	(2.34)		(1.70)		(2.17)		(2.23)
CASM excluding aircraft fuel and non-recurring items	11.00	¢	68.26	¢	12.35	¢	14.22	¢

Adjusted EBITDA

We believe that adjusting earnings for interest, taxes, depreciation and amortization, non-recurring operating expenses (such as changes in unrealized gains and losses on financial instruments) and one-time charges helps investors better analyze our financial performance by allowing for company-to-company and period-over-period comparisons that are unaffected by company-specific or one-time occurrences.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net Loss	$(6,177)	(106,904)	$(66,868)	(251,276)
Income tax benefit	(2,117)	(45,617)	(18,250)	(76,433)
Depreciation and amortization	35,113	39,333	70,469	78,782
Interest expense and amortization of debt discounts and issuance costs	30,315	8,221	54,008	15,016
EBITDA, as reported	57,134	(104,967)	39,359	(233,911)
Adjusted for:
Government grant recognition	(95,119)	(111,560)	(242,389)	(111,560)
Changes in fair value of fuel derivative instruments	—	(2,567)	(382)	799
Unrealized (gains) losses on non-designated foreign exchange positions	397	612	(1,352)	(200)
Unrealized (gains) losses on foreign debt	92	1,679	(18,951)	2,422
Special items	8,983	34,014	8,983	160,918
Loss on extinguishment of debt	—	—	3,994	—
Adjusted EBITDA	$(28,513)	$(182,789)	$(210,738)	$(181,532)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. While we are experiencing a rebound in demand for travel to and within the State of Hawai'i, we cannot predict developments in the COVID-19 pandemic and responses thereto, including related to the emergence of new variants of the virus. As such, the economic consequences of future developments are uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and our workforce); the pace and effectiveness of vaccinations; the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended June 30, 2021, our revenue was $410.8 million, up $350.8 million from the same period in 2020. We cannot guarantee that we will continue to see an increase in revenue as circumstances related to the COVID-19 pandemic continue to develop.

•Operations- and customer-related risks: Across our business, we faced operational challenges, including reduced demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, the need to protect employee and customer health and safety, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including State of Hawai'i and county quarantine and testing requirements for transpacific travelers, federal quarantine and testing requirements for international travelers, and restrictions imposed on travel by other governments. Although some of these operational challenges have lessened as demand for air travel has increased, we are unable to predict future demand, including related to the emergence of new strains of the virus. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to anticipated levels of demand for air travel, which decreases could be material. We expect depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to remain depressed, particularly with respect to international markets due to delays in resumption of international travel. We expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. While the rollout of COVID-19 vaccinations during the first quarter of 2021 may have caused an increase in demand for air travel, the uptake and effectiveness of vaccines, particularly in light of emerging strains of the COVID-19 virus, remains unknown and may impact customer demand for air travel negatively. We have implemented enhanced measures to protect the health and safety of our passengers and employees, and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

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

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional federal payroll support relief or other potential financing arrangements or other programs or opportunities, or that we will have sufficient cash flows to support our debt obligations.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i continues to impose quarantine and testing requirements applicable to passengers traveling to Hawai'i, and federal quarantine and testing requirements and travel restrictions imposed by foreign governments remain in effect for international travelers. There can be no assurance whether, at some point, the State of Hawai'i may limit or suspend the pre-travel testing program or vaccination exemptions from pre-travel testing and quarantine requirements, or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the use of COVID-19 testing and the rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing and vaccination exemptions, may be reinstated, or altered, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

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

While, we may enter into derivative agreements to protect against the volatility of fuel costs, there is no assurance that such agreements will protect us during unfavorable market conditions or that counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our international routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of June 30, 2021, we had Japanese Yen denominated debt totaling $242.4 million. If our business is able to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of June 30, 2021, we had approximately $1.9 billion in outstanding commercial debt, excluding funds borrowed under the CARES Act and the CAA 2021. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2021, there were no holdbacks held by our credit card processors.

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

During the three months ended June 30, 2021, approximately 95.9% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, have reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the three months ended June 30, 2021, approximately 81.0% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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

During the three months ended June 30, 2021, approximately 14.9% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended June 30, 2021, approximately 4.1% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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
Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve distribution of our sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner, including as a result of the COVID-19 pandemic, we may be unable to successfully develop and grow our new and existing markets, which may adversely affect our business and operations.

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

Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain our safety record, our high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the COVID-19 pandemic subsides. Actual or perceived risk of infection while traveling could have a material adverse effect on the public’s perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including those related to State of Hawai'i and county quarantine and testing requirements, and other measures, such as airport health screening measures, requiring that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur costs related to the COVID-19 pandemic as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.

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

Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried and, when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, the reduction in airline passenger traffic as a result of the COVID-19 pandemic and any future reductions as a result of the following or other factors, which are largely outside of our control, will likely harm our business, financial condition, and results of operations:

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

Airlines are subject to extensive regulatory requirements that result in significant costs. New, and modifications to existing, laws, regulations, taxes and airport rates, and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations, restrict operations or reduce revenue. The Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections, and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates, could have a material adverse impact on our operations.

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

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord. Further, the current Presidential administration has made climate change mitigation an important policy priority, and may adopt additional regulatory changes that could impact the airline industry and our business. Certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize aspects of our operations, purchase carbon offset credits, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs. We may not be able to increase revenue in proportion with such additional costs.

We could also incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

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
As of June 30, 2021, we had the following firm order commitments and purchase rights for additional aircraft:

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

As of June 30, 2021, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The fair value of our indefinite-lived intangible asset continues to exceed its carrying value.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of June 30, 2021, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of June 30, 2021, we believe we were in compliance with the foreign ownership rules.

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

In July 2020, we offered enhanced equipment trust certificates (the Certificates) issued by pass-through trusts (the EETC Offering) and, the equipment notes held in each trust and passed through to the certificate holders of such trust are senior secured obligations of ours. As of June 30, 2021, the outstanding principal balance of our EETC issuances was $518.8 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of June 30, 2021, Hawaiian had 2.0 billion of total indebtedness (excluding finance lease obligations of approximately $136.9 million and operating lease obligations of $544.4 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the three and six months ended June 30, 2021.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

4.1	Warrant Agreement, dated as of April 23, 2021, between Hawaiian Holdings, Inc. and The United States Department of the Treasury.

4.2	Form of Warrant (included in Exhibit 4.1 as Annex B thereto).

4.3	Promissory Note, dated as of April 23, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor.

10.1	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 29, 2021	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)