Form 10-Q
period 2021-09-30
HAWAIIAN HOLDINGS INC
filed 2021-10-27
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of October 25, 2021, 51,212,761 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Operating Revenue:
Passenger	$454,044	$39,777	$947,784	$573,008
Other	54,804	36,205	154,062	122,122
Total	508,848	75,982	1,101,846	695,130
Operating Expenses:
Wages and benefits	180,405	148,582	511,342	478,725
Aircraft fuel, including taxes and delivery	108,785	14,544	240,361	135,025
Maintenance, materials and repairs	48,081	18,664	119,416	93,067
Aircraft and passenger servicing	30,915	5,140	73,896	46,459
Depreciation and amortization	33,899	36,734	104,368	115,516
Aircraft rent	26,680	26,230	84,200	77,120
Commissions and other selling	20,964	5,201	49,643	34,844
Other rentals and landing fees	36,414	14,156	83,421	57,599
Purchased services	27,361	22,878	75,229	77,006
Special items	—	17,489	8,983	178,407
Government grant recognition	(78,256)	(129,088)	(320,645)	(240,648)
Other	30,133	16,525	82,854	80,143
Total	465,381	197,055	1,113,068	1,133,263
Operating Income (Loss)	43,467	(121,073)	(11,222)	(438,133)
Nonoperating Income (Expense):
Other nonoperating special items	—	(7,011)	—	(7,011)
Interest expense and amortization of debt discounts and issuance costs	(29,897)	(11,596)	(83,905)	(26,612)
Gains (losses) on fuel derivatives	—	(297)	217	(6,933)
Other components of net periodic benefit cost	981	(136)	2,943	589
Interest income	2,067	1,942	4,661	7,728
Capitalized interest	880	831	2,340	2,583
Loss on extinguishment of debt	—	—	(3,994)	—
Other, net	1,671	(6,244)	23,011	(3,504)
Total	(24,298)	(22,511)	(54,727)	(33,160)
Income (Loss) Before Income Taxes	19,169	(143,584)	(65,949)	(471,293)
Income tax expense (benefit)	4,500	(46,485)	(13,750)	(122,918)
Net Income (Loss)	$14,669	$(97,099)	$(52,199)	$(348,375)
Net Income (Loss) Per Share
Basic	$0.29	$(2.11)	$(1.03)	$(7.58)
Diluted	$0.28	$(2.11)	$(1.03)	$(7.58)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,210	46,001	50,619	45,980
Diluted	51,825	46,001	50,619	45,980
Cash dividends declared per common stock share	$—	$—	$—	$0.12

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Net Income (Loss)	$14,669	$(97,099)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $237 and net of tax benefit of $3,272 for 2021 and 2020, respectively	841	(11,284)
Net change in derivative instruments, net of tax benefit of $416 for 2020	—	(1,266)
Net change in available-for-sale investments, net of tax benefit of $182 and $197 for 2021 and 2020, respectively	(551)	(579)
Total other comprehensive income (loss)	290	(13,129)
Total Comprehensive Income (Loss)	$14,959	$(110,228)

	Nine months ended September 30,
	2021	2020
	(unaudited)
Net Loss	$(52,199)	$(348,375)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $465 and net of tax benefit of $2,833 for 2021 and 2020, respectively	2,769	(9,950)
Net change in derivative instruments, net of tax benefit of $1,098 for 2020	—	(3,341)
Net change in available-for-sale investments, net of tax benefit of $780 for 2021 and net of tax expense of $281 for 2020	(2,386)	875
Total other comprehensive income (loss)	383	(12,416)
Total Comprehensive Loss	$(51,816)	$(360,791)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$714,597	$509,639
Restricted cash	31,822	—
Short-term investments	1,279,953	354,782
Accounts receivable, net	55,041	67,527
Income taxes receivable	94,543	95,002
Spare parts and supplies, net	35,116	35,442
Prepaid expenses and other	77,489	56,086
Total	2,288,561	1,118,478
Property and equipment, less accumulated depreciation and amortization of $990,444 and $894,519 as of September 30, 2021 and December 31, 2020, respectively	1,983,040	2,085,030
Other Assets:
Assets held for sale	29,672	—
Operating lease right-of-use assets	554,850	627,359
Long-term prepayments and other	99,651	133,663
Intangible assets, net	13,500	13,500
Total Assets	$4,969,274	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,341	$112,002
Air traffic liability and current frequent flyer deferred revenue	721,446	533,702
Other accrued liabilities	150,276	140,081
Current maturities of long-term debt, less discount	119,980	115,019
Current maturities of finance lease obligations	24,219	21,290
Current maturities of operating leases	80,792	82,454
Total	1,228,054	1,004,548
Long-Term Debt	1,851,672	1,034,805
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	106,940	120,618
Noncurrent operating leases	442,093	503,376
Accumulated pension and other post-retirement benefit obligations	211,100	217,737
Other liabilities and deferred credits	81,545	78,908
Noncurrent frequent flyer deferred revenue	216,184	201,239
Deferred tax liability, net	204,042	216,642
Total	1,261,904	1,338,520
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 51,212,761 and 48,145,093 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	512	481
Capital in excess of par value	267,865	188,593
Accumulated income	473,411	525,610
Accumulated other comprehensive loss, net	(114,144)	(114,527)
Total	627,644	600,157
Total Liabilities and Shareholders’ Equity	$4,969,274	$3,978,030
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002
Net Loss	—	—	—	(6,177)	—	(6,177)
Other comprehensive income, net	—	—	—	—	417	417
Issuance of 100,606 shares of common stock, net of shares withheld for taxes	1	—	(148)	—	—	(147)
CARES Act warrant issuance, net of tax	—	—	2,168	—	—	2,168
Share-based compensation expense	—	—	2,211	—	—	2,211
Balance at June 30, 2021	$512	$—	$265,654	$458,742	$(114,434)	$610,474
Net Income	—	—	—	14,669	—	14,669
Other comprehensive income, net	—	—	—	—	290	290
Issuance of 4,945 shares of common stock, net of shares withheld for taxes	—	—	(51)	—	—	(51)
Share-based compensation expense	—	—	2,262	—	—	2,262
Balance at September 30, 2021	$512	$—	$267,865	$473,411	$(114,144)	$627,644

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2021 and December 31, 2020.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2020 and December 31, 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2020 and December 31, 2019.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2021	2020
	(unaudited)
Net cash provided by (used in) Operating Activities	$311,300	$(173,482)
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(34,144)	(101,775)
Proceeds from the purchase assignment and sale leaseback	—	114,000
Proceeds from the disposition of aircraft related equipment	394	—
Purchases of investments	(1,529,293)	(408,955)
Sales of investments	598,979	214,469
Net cash used in investing activities	(964,064)	(182,261)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	68,132	—
Long-term borrowings	1,251,705	602,264
Repayments of long-term debt and finance lease obligations	(405,703)	(64,686)
Dividend payments	—	(5,514)
Debt issuance costs and discounts	(24,664)	(3,506)
Repurchases of common stock	—	(7,510)
Payment for taxes withheld for stock compensation	(1,763)	(1,359)
Other	1,837	—
Net cash provided by financing activities	889,544	519,689
Net increase in cash and cash equivalents	236,780	163,946
Cash, cash equivalents, and restricted cash - Beginning of Period	509,639	373,056
Cash, cash equivalents, and restricted cash - End of Period	$746,419	$537,002

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company) and its direct wholly owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID-19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company reclassified certain prior period amounts for government grant recognition contra-expense from wages and benefits to its own financial statement line item to conform to the current period presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material effect on the Company's consolidated financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2021	2020	2021	2020
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$—	$—	$—	$(3,075)	Passenger revenue
Foreign currency derivative losses (gains)	—	418	—	(4,363)	Nonoperating Income (Expense), Other, net
Total before tax	—	418	—	(7,438)
Tax expense (benefit)	—	(103)	—	1,840
Total, net of tax	$—	$315	$—	$(5,598)
Amortization of defined benefit plan items
Actuarial loss	$986	$1,046	$2,958	$2,890	Nonoperating Income (Expense), Other, net
Prior service cost	92	414	276	526	Nonoperating Income (Expense), Other, net
Special termination benefits	—	5,258	—	5,258	Other nonoperating special items
Curtailment loss	—	1,753	—	1,753	Other nonoperating special items
Total before tax	1,078	8,471	3,234	10,427
Tax benefit	(237)	(1,904)	(465)	(2,388)
Total, net of tax	$841	$6,567	$2,769	$8,039
Short-term investments
Realized gain on sales of investments, net	$(3)	$(283)	$(599)	$(654)	Nonoperating Income (Expense), Other, net
Total before tax	(3)	(283)	(599)	(654)
Income tax expense	1	67	149	159
Total, net of tax	$(2)	$(216)	$(450)	$(495)
Total reclassifications for the period	$839	$6,666	$2,319	$1,946

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2021 and 2020 is as follows:

Three months ended September 30, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(114,253)	$(181)	$(114,434)
Other comprehensive loss before reclassifications, net of tax	—	(549)	(549)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	841	(2)	839
Net current-period other comprehensive income (loss)	841	(551)	290
Ending balance	$(113,412)	$(732)	$(114,144)

Three months ended September 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,266	$(106,694)	$2,258	$(103,170)
Other comprehensive loss before reclassifications, net of tax	(1,581)	(17,851)	(363)	(19,795)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	315	6,567	(216)	6,666
Net current-period other comprehensive loss	(1,266)	(11,284)	(579)	(13,129)
Ending balance	$—	$(117,978)	$1,679	$(116,299)

Nine months ended September 30, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,936)	(1,936)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,769	(450)	2,319
Net current-period other comprehensive income (loss)	2,769	(2,386)	383
Ending balance	$(113,412)	$(732)	$(114,144)

Nine months ended September 30, 2020	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	2,257	(17,989)	1,370	(14,362)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,598)	8,039	(495)	1,946
Net current-period other comprehensive income (loss)	(3,341)	(9,950)	875	(12,416)
Ending balance	$—	$(117,978)	$1,679	$(116,299)

4. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 87,670 and 164,253 for the three months ended September 30, 2021 and 2020, respectively, and 515,601 and 137,051 for the nine months ended September 30, 2021 and 2020, respectively. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$14,669	$(97,099)	$(52,199)	$(348,375)
Denominator:
Weighted average common stock shares outstanding - Basic	51,210	46,001	50,619	45,980
Assumed exercise of stock options and awards	217	—	—	—
Assumed conversion of warrants	398	—	—	—
Weighted average common stock shares outstanding - Diluted	51,825	46,001	50,619	45,980
Net Income (Loss) Per Share
Basic	$0.29	$(2.11)	$(1.03)	$(7.58)
Diluted	$0.28	$(2.11)	$(1.03)	$(7.58)

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

During the nine months ended September 30, 2021, the Company sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds to the Company totaling approximately $68.1 million. As of March 5, 2021, the Company sold all 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds to the Company of approximately $109.3 million.

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

5. Revenue Recognition
The majority of the Company's passenger revenue is derived from passenger ticket sales. Other revenue is primarily derived from the Company's cargo operations and loyalty program. The Company's primary operations are that of its wholly owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the state of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the U.S. Department of Transportation (DOT)) are summarized below:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Geographic Information	(in thousands)
Domestic	$482,652	$69,838	$1,039,578	$526,958
Pacific	26,196	6,144	62,268	168,172
Total operating revenue	$508,848	$75,982	$1,101,846	$695,130

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

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$421,255	$34,623	$876,234	$534,926
Frequent flyer revenue, transportation component	32,789	5,154	71,550	38,082
Passenger Revenue	$454,044	$39,777	$947,784	$573,008

Other revenue (e.g., cargo and other miscellaneous)	$28,823	$23,265	$88,607	$74,884
Frequent flyer revenue, marketing and brand component	25,981	12,940	65,455	47,238
Other Revenue	$54,804	$36,205	$154,062	$122,122

As of September 30, 2021 and December 31, 2020, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $481.0 million and $308.2 million, respectively, which generally represents revenue that is expected to be realized in future periods. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. The Company assessed the impact of these changes and believes that the classification of Air traffic liability as a current liability remains appropriate.

During the three months ended September 30, 2021 and 2020, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $207.2 million and $6.4 million, respectively. During the nine months ended September 30, 2021 and 2020, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $188.9 million and $254.6 million, respectively.

Passenger revenue associated with unused tickets, which represents unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current Air traffic liability balances for that specific period. Given the ongoing impact of the COVID-19 pandemic on its operations, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available. As of September 30, 2021, the Company had approximately $180.0 million in passenger tickets which were subject to extended validity. During the three months ended September 30, 2021, the Company recognized approximately $9.7 million in advanced ticket breakage associated with these tickets.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability and Noncurrent frequent flyer deferred revenue in its unaudited Consolidated Balance Sheets. As of September 30, 2021, and December 31, 2020, the Company's frequent flyer liability balance was $451.3 million and $420.1 million, respectively.

	September 30, 2021	December 31, 2020
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$235,139	$218,886
Noncurrent frequent flyer deferred revenue	216,184	201,239
Total frequent flyer liability	$451,323	$420,125

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2021	2020
	(in thousands)
Balance at January 1	$420,125	$349,806
Miles awarded	104,239	79,155
Travel miles redeemed (Passenger Revenue)	(71,550)	(38,082)
Non-travel miles redeemed (Other Revenue)	(1,491)	(1,281)
Balance at September 30	$451,323	$389,598

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$470,672	$450,673	$19,999	$—
Restricted cash	31,822	31,822	—	—
Short-term investments
Corporate debt securities	518,293	—	518,293	—
U.S. government and agency securities	349,758	—	349,758	—
Equity mutual funds	200,076	200,076	—
Other fixed income securities	200,889	—	200,889	—
Asset-backed securities	10,937		10,937
Total short-term investments	1,279,953	200,076	1,079,877	—
Assets held for sale	29,672	—	—	29,672
Total assets measured at fair value	$1,812,119	$682,571	$1,099,876	$29,672
Foreign currency derivatives	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$345,766	$297,698	$48,068	$—
Short-term investments
Corporate debt securities	198,355	—	198,355	—
U.S. government and agency securities	156,427	—	156,427	—
Total short-term investments	354,782	—	354,782	—
Fuel derivative contracts	43	—	43	—
Foreign currency derivatives	31	—	31	—
Total assets measured at fair value	$700,622	$297,698	$402,924	$—
Foreign currency derivatives	1,382	—	1,382	—
Total liabilities measured at fair value	$1,382	$—	$1,382	$—

Cash equivalents and restricted cash. Cash equivalents designated as Level 1 consist of money market securities and mutual funds. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. The carrying amounts approximate fair value because of the short-term maturity of these assets. These instruments are valued based on a market approach using prices generated by market transactions involving identical or similar assets. Cash equivalents designated as Level 2 consist primarily of debt securities with original maturity dates less than 90 days. These instruments are valued using prices for similar assets in active markets.

Short-term investments. Equity mutual funds are designated as Level 1 instruments and are valued based on a market approach using prices generated by market transactions involving identical or similar assets. Short-term investments designated as Level 2 are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of September 30, 2021, corporate debt securities, U.S. government and agency securities, and asset-backed securities have remaining maturities ranging from less than one year to more than five years, while other fixed-income securities have remaining maturities of one year or less.

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
September 30, 2021					December 31, 2020
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$2,013,478	$2,102,670	$—	$—	$2,102,670	$1,171,349	$1,054,410	$—	$—	$1,054,410

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing based on quotes of similar debt for other similarly rated companies.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. Any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change. During the three months ended September 30, 2021, the Company did not enter into or hold any fuel derivative positions.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2021	2020	2021	2020
	(in thousands)
Losses realized at settlement	$—	$(2,062)	$(165)	$(7,899)
Reversal of prior period unrealized amounts	—	3,287	382	2,488
Unrealized losses that will settle in future periods	—	(1,522)	—	(1,522)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$—	$(297)	$217	$(6,933)

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

During the three and nine months ended September 30, 2020, the Company de-designated certain hedged transactions as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $0.5 million and $3.9 million from AOCI to nonoperating income in the period during the three and nine months ended September 30, 2020, respectively. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense. As of September 30, 2021, the Company did not have any remaining derivative instruments designated for hedge accounting.

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

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency derivatives	$—	$1,262	$—	$418

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency derivatives	$—	$3,131	$—	$(7,020)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2021 and $0.4 million in collateral posted with its counterparties as of December 31, 2020.

The Company is also subject to market risk in the event that these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$196,338	$214,923
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	45,090	75,565
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	32,002	37,526
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	28,659	33,573
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	98,372	121,480
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	72,398	86,018
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	—	235,000
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	192,073	216,976
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	36,564	45,010
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	—
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	—
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	—	45,000
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	—
Unamortized debt discount and issuance costs	(41,827)	(21,525)
Total Debt	$1,971,652	$1,149,824
Less: Current maturities of long-term debt	(119,980)	(115,019)
Long-Term Debt, less discount	$1,851,672	$1,034,805

On September 23, 2021, the Company commenced cash tender offers for any and all of the outstanding 7.375% Series 2020-1A Pass Through Certificates due 2027 and 11.250% Series 2020-1B Pass Through Certificates due 2025. The tender offer is expected to close in early November 2021.

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

As of September 30, 2021, the Company has $235.0 million undrawn and available under its revolving credit facility.

Payroll Support Program Extension Loans

The Consolidated Appropriations Act, 2021 (CAA 2021) was enacted on December 27, 2020, and included an extension of the payroll support program (PSP) created under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) providing an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits (the PSP Extension). In January 2021, the Company entered into a PSP extension agreement (the PSP Extension Agreement) and contemporaneously entered into a warrant agreement (the Warrant Extension Agreement) with the U.S. Department of Treasury (the Treasury), and issued a promissory note to the Treasury (the Extension Note). During the nine months ended September 30, 2021, the Company received a total of $192.7 million in financial assistance, to be used exclusively for continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the PSP Extension Agreement.

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

The American Rescue Plan Act of 2021 (the ARP 2021), which was enacted on March 11, 2021, included a second PSP extension (the PSP3), providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, the Company entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement (the PSP3 Warrant Agreement). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023.

During the nine months ended September 30, 2021, the Company received $179.7 million in payroll support payments under the PSP3 Agreement, consisting of $155.8 million in a grant and $23.9 million in an unsecured 10-year low interest loan. As compensation to the U.S. government, and pursuant to the PSP3 Warrant Agreement, the Company issued warrants to the Treasury to purchase up to a total of 87,670 shares of its common stock at an exercise of $27.27 per share (the PSP3 Warrants). The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension.

The Company recorded the value of the PSP3 Note and the PSP3 Warrants on a relative fair value basis as $22.1 million in noncurrent debt and $1.8 million in additional paid in capital, respectively.

The Company participated in the initial PSP, the PSP Extension, and the PSP3. A summary of the amounts received and warrants issued as of September 30, 2021 under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at September 30, 2021
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension	192.7	164.9	27.8	0.2	0.3%
Payroll Support Program 3 (1)	179.7	155.8	23.9	0.1	0.2%

(1)    During the three months ended September 30, 2021, the Company recognized the remaining $78.3 million of this grant in Government grant recognition in the unaudited Consolidated Statements of Operations.

Economic Relief Program Loan

In September 2020, the Company entered into a Loan Agreement with the Treasury under the Economic Relief Program (ERP) under the CARES Act, which was subsequently amended and restated to increase the maximum facility available to be borrowed by the Company to $622.0 million (the Amended and Restated Loan Agreement). In connection with its entry into the Amended and Restated Loan Agreement, the Company also entered into a Warrant Agreement with the Treasury (the ERP Warrant Agreement). On September 25, 2020, the Company borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of the Company's common stock at an exercise price of $11.82 per share. The Company recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, the Company repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million during the nine months ended September 30, 2021, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations. The warrants issued under the ERP Warrant Agreement remain outstanding pursuant to its terms.

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

As of September 30, 2021, approximately $31.8 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's consolidated balance sheets.

Schedule of Maturities of Long-Term Debt

As of September 30, 2021, the expected maturities of long-term debt for the remainder of 2021 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2021	$7,039
2022	122,267
2023	87,242
2024	85,133
2025	104,563
Thereafter	1,607,235
$2,013,479

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. The Company was in compliance with the covenants in these debt agreements as of September 30, 2021.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2021	2020	2021	2020
	(in thousands)
Service cost	$2,739	$2,695	$8,218	$8,029
Other cost:
Interest cost	4,216	4,970	12,649	14,910
Expected return on plan assets	(6,275)	(6,293)	(18,825)	(18,865)
Recognized net actuarial loss	1,078	1,460	3,234	3,416
Total other components of the net periodic benefit cost	(981)	137	(2,942)	(539)
Curtailment loss	—	1,753	—	1,753
Special termination benefits	—	5,258	—	5,258
Net periodic benefit cost	$1,758	$9,843	$5,276	$14,501

Service costs are recorded within Wages and Benefits in the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2021 and 2020, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2021.

In the third quarter of 2020, the Company remeasured its postretirement healthcare obligation to account for retiree healthcare benefits provided to eligible participants under the Company's voluntary separation programs. As a result, the Company recorded $5.3 million in special termination benefits during the three and nine months ended September 30, 2020. The Company also recorded $1.8 million in curtailment loss during the three and nine months ended September 30, 2020. As a result of its separation programs, the Company remeasured its postretirement plans using discount rates ranging between 2.48% and 2.81% based on the measurement date. The projected benefit obligation of the other postretirement plans increased by approximately $33.7 million and accumulated other comprehensive income gains decreased by approximately $14.3 million as a result of the plans' remeasurement.

10. Commitments and Contingent Liabilities

Commitments

As of September 30, 2021, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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

In October 2020, the Company entered into an amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in the third quarter of 2022. The committed expenditures under the amended agreement are reflected in the table below.
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
Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of September 30, 2021 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2021	$—	$5,395	$5,395
2022	342,593	27,008	369,601
2023	158,380	25,017	183,397
2024	500,465	23,708	524,173
2025	410,957	15,123	426,080
Thereafter	233,823	21,727	255,550
	$1,646,218	$117,978	$1,764,196

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in such contracts. It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of, or relate to, the lessee’s use of the leased aircraft or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by such parties' gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to the lessee's use of the real estate leased premises. The Company believes that it is insured (subject to deductibles) for most of the tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases. The Company cannot reasonably estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2021 and December 31, 2020, there were no holdbacks held with the Company's credit card processors.

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

11. Assets Held-For-Sale

As of September 30, 2021 and December 31, 2020, the Company had approximately $29.7 million and $0.0 million, respectively, in Assets held for sale on the Consolidated Balance Sheets, consisting of the following:

•During the second quarter of 2021, management announced the termination of its 'Ohana by Hawaiian operations, which utilizes its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (the CPA) with a third-party carrier. Following the termination of the operations, which were temporarily suspended in late 2020, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as Assets held for sale on the Consolidated Balance Sheets.
•During the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and as of September 30, 2021, reclassified approximately $6.3 million as Assets held for sale on the Consolidated Balance Sheets.

Management expects to complete the sale of the above referenced assets within 12 months from the original designation date, and will continue to monitor the asset groups for potential impairment.

12. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating
Collective bargaining agreement payment (1)	$—	$—	$—	$20,242
Goodwill impairment (2)	—	—	—	106,662
Long-lived asset impairment (3)	—	—	—	34,014
'Ohana by Hawaiian termination (4)	—	—	8,983	—
Severance and benefit costs (5)	—	17,489	—	17,489
Total operating special items	$—	$17,489	$8,983	$178,407

Nonoperating
Special termination benefits (6)	$—	$5,258	$—	$5,258
Curtailment loss (6)	—	1,753	—	1,753
Total nonoperating special items	$—	$7,011	$—	$7,011

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

(5)During the third quarter of 2020, the Company announced and completed voluntary separation program offerings across each of its labor groups. In addition to separation payments, the Company offered its employees, based on labor group, age, and years of service, special termination benefits in the form of retiree healthcare benefits as discussed below. The election and revocation windows for these programs closed during such quarter. Additionally, the Company announced involuntary separations and temporary leave programs, the majority of which were effective as of October 1, 2020. Combined, the separation and temporary leave programs represented a reduction of approximately 32% of the Company's workforce. The Company recorded $17.5 million during the three and nine months ended September 30, 2020 related to the workforce reduction and separation programs.

(6)During the three and nine months ended September 30, 2020, the Company recorded $7.0 million in special termination benefits and curtailment losses related to the Company's pension and other postretirement benefit plans in connection with its voluntary separation programs. See Note 9 for additional information.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$508,069	$9,681	$(8,902)	$508,848
Operating Expenses:
Wages and benefits	—	180,405	—	—	180,405
Aircraft fuel, including taxes and delivery	—	108,785	—	—	108,785
Maintenance, materials and repairs	—	47,973	108	—	48,081
Aircraft and passenger servicing	—	30,915	—	—	30,915
Commissions and other selling	—	20,969	19	(24)	20,964
Aircraft rent	—	26,680	—	—	26,680
Other rentals and landing fees	—	36,443	—	(29)	36,414
Depreciation and amortization	—	33,899	—	—	33,899
Purchased services	26	26,938	463	(66)	27,361
Government grant recognition	—	(78,256)	—	—	(78,256)
Other	1,705	36,594	617	(8,783)	30,133
Total	1,731	471,345	1,207	(8,902)	465,381
Operating Income (Loss)	(1,731)	36,724	8,474	—	43,467
Nonoperating Income (Expense):
Undistributed net income (loss) of subsidiaries	16,393	(9,819)	—	(6,574)	—
Interest expense and amortization of debt discounts and issuance costs	—	(11,804)	(18,849)	756	(29,897)
Interest income	7	2,055	761	(756)	2,067
Capitalized interest	—	880	—	—	880
Other components of net periodic pension cost	—	981	—	—	981
Other, net	—	1,671	—	—	1,671
Total	16,400	(16,036)	(18,088)	(6,574)	(24,298)
Income (Loss) Before Income Taxes	14,669	20,688	(9,614)	(6,574)	19,169
Income tax expense (benefit)	—	4,500	—	—	4,500
Net Income (Loss)	$14,669	$16,188	$(9,614)	$(6,574)	$14,669
Comprehensive Income (Loss)	$14,959	$16,478	$(9,614)	$(6,864)	$14,959

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$76,090	$3,114	$(3,222)	$75,982
Operating Expenses:
Wages and benefits	—	148,582	—	—	148,582
Aircraft fuel, including taxes and delivery	—	14,544	—	—	14,544
Maintenance, materials and repairs	—	18,027	1,187	(550)	18,664
Aircraft and passenger servicing	—	5,140	—	—	5,140
Commissions and other selling	(25)	5,221	6	(1)	5,201
Aircraft rent	—	26,182	48	—	26,230
Depreciation and amortization	—	35,726	1,008	—	36,734
Other rentals and landing fees	—	14,175	9	(28)	14,156
Purchased services	39	25,184	296	(2,641)	22,878
Special items	—	17,489	—	—	17,489
Government grant recognition	—	(129,088)	—	—	(129,088)
Other	1,439	14,503	585	(2)	16,525
Total	1,453	195,685	3,139	(3,222)	197,055
Operating Loss	(1,453)	(119,595)	(25)	—	(121,073)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(95,952)	—	—	95,952	—
Other nonoperating special items	—	(7,011)	—	—	(7,011)
Interest expense and amortization of debt discounts and issuance costs	—	(11,596)	—	—	(11,596)
Interest income	1	1,941	—	—	1,942
Capitalized interest	—	831	—	—	831
Losses on fuel derivatives	—	(297)	—	—	(297)
Other components of net periodic pension cost	—	(136)	—	—	(136)
Other, net	—	(6,244)	—	—	(6,244)
Total	(95,951)	(22,512)	—	95,952	(22,511)
Loss Before Income Taxes	(97,404)	(142,107)	(25)	95,952	(143,584)
Income tax expense (benefit)	(305)	(46,175)	(5)	—	(46,485)
Net Loss	$(97,099)	$(95,932)	$(20)	$95,952	$(97,099)
Comprehensive Loss	$(110,228)	$(109,061)	$(20)	$109,081	$(110,228)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,099,678	$24,522	$(22,354)	$1,101,846
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	240,361	—	—	240,361
Wages and benefits	—	511,342	—	—	511,342
Aircraft rent	—	84,200	—	—	84,200
Maintenance materials and repairs	—	119,003	413	—	119,416
Aircraft and passenger servicing	—	73,896	—	—	73,896
Commissions and other selling		49,669	62	(88)	49,643
Depreciation and amortization	—	102,821	1,547	—	104,368
Other rentals and landing fees	—	83,513	—	(92)	83,421
Purchased services	1,991	76,472	1,322	(4,556)	75,229
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(320,645)	—	—	(320,645)
Other	4,857	93,867	1,748	(17,618)	82,854
Total	6,848	1,119,147	9,427	(22,354)	1,113,068
Operating Income (Loss)	(6,848)	(19,469)	15,095	—	(11,222)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(45,377)	(30,306)	—	75,683	—
Interest expense and amortization of debt discounts and issuance costs	—	(37,135)	(48,727)	1,957	(83,905)
Interest income	26	4,625	1,967	(1,957)	4,661
Capitalized interest	—	2,340	—	—	2,340
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	2,943	—	—	2,943
Other, net	—	23,011	—	—	23,011
Total	(45,351)	(38,299)	(46,760)	75,683	(54,727)
Loss Before Income Taxes	(52,199)	(57,768)	(31,665)	75,683	(65,949)
Income tax expense (benefit)	—	(13,750)	—	—	(13,750)
Net Loss	$(52,199)	$(44,018)	$(31,665)	$75,683	$(52,199)
Comprehensive Loss	$(51,816)	$(43,635)	$(31,665)	$75,300	$(51,816)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$694,755	$10,347	$(9,972)	$695,130
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	135,025	—	—	135,025
Wages and benefits	—	478,725	—	—	478,725
Aircraft rent	—	77,128	(8)	—	77,120
Maintenance materials and repairs	—	89,992	4,359	(1,284)	93,067
Aircraft and passenger servicing	—	46,459	—	—	46,459
Commissions and other selling	(6)	34,833	63	(46)	34,844
Depreciation and amortization	—	110,558	4,958	—	115,516
Other rentals and landing fees	—	57,672	9	(82)	57,599
Purchased services	189	84,516	849	(8,548)	77,006
Special items	—	147,570	30,837	—	178,407
Government grant recognition	—	(240,648)	—	—	(240,648)
Other	4,306	74,178	1,671	(12)	80,143
Total	4,489	1,096,008	42,738	(9,972)	1,133,263
Operating Loss	(4,489)	(401,253)	(32,391)	—	(438,133)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(344,832)	—	—	344,832	—
Other nonoperating special items	—	(7,011)	—	—	(7,011)
Interest expense and amortization of debt discounts and issuance costs	—	(26,612)		—	(26,612)
Interest income	4	7,724	—	—	7,728
Capitalized interest	—	2,583	—	—	2,583
Losses on fuel derivatives	—	(6,933)	—	—	(6,933)
Other components of net periodic pension cost	—	589	—	—	589
Other, net	—	(3,499)	(5)	—	(3,504)
Total	(344,828)	(33,159)	(5)	344,832	(33,160)
Loss Before Income Taxes	(349,317)	(434,412)	(32,396)	344,832	(471,293)
Income tax expense (benefit)	(942)	(115,173)	(6,803)	—	(122,918)
Net Loss	$(348,375)	$(319,239)	$(25,593)	$344,832	$(348,375)
Comprehensive Loss	$(360,791)	$(331,655)	$(25,593)	$357,248	$(360,791)

Condensed Consolidating Balance Sheets
September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,620	$668,064	$34,913	$—	$714,597
Restricted cash	—	—	31,822	—	31,822
Short-term investments	—	1,279,953	—	—	1,279,953
Accounts receivable, net	—	54,340	11,673	(10,972)	55,041
Income taxes receivable	—	94,543	—	—	94,543
Spare parts and supplies, net	—	35,116	—	—	35,116
Prepaid expenses and other	119	77,241	129	—	77,489
Total	11,739	2,209,257	78,537	(10,972)	2,288,561
Property and equipment at cost	—	2,949,640	23,844	—	2,973,484
Less accumulated depreciation and amortization	—	(966,600)	(23,844)	—	(990,444)
Property and equipment, net	—	1,983,040	—	—	1,983,040
Assets held for sale	—	971	28,701	—	29,672
Operating lease right-of-use assets	—	554,850	—	—	554,850
Long-term prepayments and other	50	99,111	1,200,490	(1,200,000)	99,651
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	566,053	—	(566,053)	—
Investment in consolidated subsidiaries	1,064,357	(17,306)	503	(1,047,554)	—
TOTAL ASSETS	$1,076,146	$5,395,976	$1,321,731	$(2,824,579)	$4,969,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643	$138,785	$929	$(9,016)	$131,341
Air traffic liability and current frequent flyer deferred revenue	—	715,852	5,594	—	721,446
Other accrued liabilities	—	138,149	14,083	(1,956)	150,276
Current maturities of long-term debt, less discount	—	119,980	—	—	119,980
Current maturities of finance lease obligations	—	24,219	—	—	24,219
Current maturities of operating leases	—	80,792	—	—	80,792
Total	643	1,217,777	20,606	(10,972)	1,228,054
Long-term debt	—	1,873,225	1,178,447	(1,200,000)	1,851,672
Intercompany payable	447,859	—	118,194	(566,053)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	106,940	—	—	106,940
Noncurrent operating leases	—	442,093	—	—	442,093
Accumulated pension and other post-retirement benefit obligations	—	211,100	—	—	211,100
Other liabilities and deferred credits	—	80,389	1,156	—	81,545
Noncurrent frequent flyer deferred revenue	—	216,184	—	—	216,184
Deferred tax liabilities, net	—	204,042	—	—	204,042
Total	—	1,260,748	1,156	—	1,261,904
Shareholders’ equity	627,644	1,044,226	3,328	(1,047,554)	627,644
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,076,146	$5,395,976	$1,321,731	$(2,824,579)	$4,969,274

Condensed Consolidating Balance Sheets
December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,088	$476,409	$9,142	$—	$509,639
Short-term investments	—	354,782	—	—	354,782
Accounts receivable, net	—	67,831	424	(728)	67,527
Income taxes receivable, net	—	95,002	—	—	95,002
Spare parts and supplies, net	—	35,442	—	—	35,442
Prepaid expenses and other	21	56,046	19	—	56,086
Total	24,109	1,085,512	9,585	(728)	1,118,478
Property and equipment at cost	—	2,916,850	62,699	—	2,979,549
Less accumulated depreciation and amortization	—	(865,952)	(28,567)	—	(894,519)
Property and equipment, net	—	2,050,898	34,132	—	2,085,030
Operating lease right-of-use assets	—	627,359	—	—	627,359
Long-term prepayments and other	50	133,143	470	—	133,663
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	540,491	—	(540,491)	—
Investment in consolidated subsidiaries	1,106,627	—	503	(1,107,130)	—
TOTAL ASSETS	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$720	$110,070	$1,940	$(728)	$112,002
Air traffic liability and current frequent flyer deferred revenue	—	527,440	6,262	—	533,702
Other accrued liabilities	—	139,878	203	—	140,081
Current maturities of long-term debt, less discount	—	115,019	—	—	115,019
Current maturities of finance lease obligations	—	21,290	—	—	21,290
Current maturities of operating leases	—	82,454	—	—	82,454
Total	720	996,151	8,405	(728)	1,004,548
Long-term debt	—	1,034,805	—	—	1,034,805
Intercompany payable	529,909	—	10,582	(540,491)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	120,618	—	—	120,618
Noncurrent operating leases	—	503,376	—	—	503,376
Accumulated pension and other post-retirement benefit obligations	—	217,737	—	—	217,737
Other liabilities and deferred credits	—	77,803	1,105	—	78,908
Noncurrent frequent flyer deferred revenue	—	201,239	—	—	201,239
Deferred tax liabilities, net	—	216,642	—	—	216,642
Total	—	1,337,415	1,105	—	1,338,520
Shareholders’ equity	600,157	1,082,032	25,098	(1,107,130)	600,157
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,786	$4,450,403	$45,190	$(1,648,349)	$3,978,030

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(6,202)	$327,738	$(10,236)	$—	$311,300
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,183,456	(1,104,496)	(81,685)	—
Additions to property and equipment, including pre-delivery deposits	—	(33,692)	(452)	—	(34,144)
Proceeds from the disposition of aircraft related equipment	—	228	166	—	394
Purchases of investments	—	(1,529,293)	—	—	(1,529,293)
Sales of investments	—	598,979	—	—	598,979
Net cash provided by (used in) investing activities	2,725	219,678	(1,104,782)	(81,685)	(964,064)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(405,703)	—	—	(405,703)
Debt issuance costs and discount	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(78,960)	—	(2,725)	81,685	—
Payment for taxes withheld for stock compensation	—	(1,763)	—	—	(1,763)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(8,991)	(355,761)	1,172,611	81,685	889,544
Net increase (decrease) in cash and cash equivalents	(12,468)	191,655	57,593	—	236,780
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$11,620	$668,064	$66,735	$—	$746,419

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$4,111	$(177,272)	$(321)	$—	$(173,482)
Cash Flows From Investing Activities:
Net payments to affiliates	(7,850)	(24,921)	(66)	32,837	—
Additions to property and equipment, including pre-delivery deposits	—	(94,565)	(7,210)	—	(101,775)
Proceeds from the purchase assignment and sale leaseback	—	114,000	—	—	114,000
Purchases of investments	—	(408,955)	—	—	(408,955)
Sales of investments	—	214,469	—	—	214,469
Net cash used in investing activities	(7,850)	(199,972)	(7,276)	32,837	(182,261)
Cash Flows From Financing Activities:
Long-term borrowings	—	602,264	—	—	602,264
Repayments of long-term debt and finance lease obligations	—	(64,686)	—	—	(64,686)
Debt issuance costs	—	(3,506)	—	—	(3,506)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	24,987	—	7,850	(32,837)	—
Repurchases of Common Stock	(7,510)	—	—	—	(7,510)
Payment for taxes withheld for stock compensation	—	(1,359)	—	—	(1,359)
Net cash provided by financing activities	11,963	532,713	7,850	(32,837)	519,689
Net increase (decrease) in cash and cash equivalents	8,224	155,469	253	—	163,946
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$9,452	$518,402	$9,148	$—	$537,002

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; future obligations under the CARES Act and Payroll Support Programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2021; expected salary and related costs; our expected fleet as of September 30, 2022; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting efforts related to the COVID-19 pandemic will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that quarantines, restrictions on travel, vaccination requirements, and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; the effect of vaccination mandates on our operations; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the state of Hawai'i and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of July 2021, the latest available data. As of September 30, 2021, we had 6,403 active employees before giving effect to voluntary and involuntary separation programs discussed in detail below.

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

September 2021 Quarterly Financial Overview

•GAAP net income in the third quarter was $14.7 million, or $0.28 per diluted share on total revenue of $508.8 million, compared to a net loss of $97.1 million, or $2.11 per diluted share, on total revenue of $76.0 million during the same period in 2020.

•During the three and nine months ended September 30, 2021, capacity (as measured in Available Seat Miles or ASM) was up 488.7% and 68.6%, respectively, while Revenue Passenger Miles (RPM) increased 1,625.3% and 76.6%, respectively, as compared to the same periods in 2020, driven primarily by increased customer demand, predominantly within our domestic network.

•Unrestricted cash, cash equivalents and short-term investments was $2.0 billion as of September 30, 2021.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of Non-GAAP measures.

Impact of COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19, which began in the first quarter of 2020, we have experienced significantly suppressed customer demand as compared to pre-COVID-19 pandemic levels, with passenger revenue down approximately 34.6% and 51.4%, respectively, during the three and nine months ended September 30, 2021, as compared to the same periods in 2019.

During the third quarter of 2021, we continued to rebuild our network, leading to a 17.9% increase in overall capacity as compared to the second quarter of 2021 and a 488.7% increase as compared to the third quarter of 2020; however, capacity remained depressed from pre-COVID-19 pandemic levels, down 20.7% and 32.9%, respectively, during the three and nine months ended September 30, 2021 as compared to the same periods in 2019. During the fourth quarter of 2021, we anticipate capacity will be down between 18% to 21%, as compared to the same period in 2019.

Effective June 15, 2021, the State of Hawai'i Safe Travels Program was updated to remove restrictions on travel within the state of Hawai'i, and to permit travelers who were fully vaccinated in the state of Hawai'i to bypass testing or quarantine requirements with proof of vaccination when traveling into the state. Effective July 8, 2021, all U.S. domestic travelers who were fully vaccinated in the United States also were permitted to bypass pre-travel testing or quarantine requirements with proof of vaccination when entering the state starting the 15th day following completion of their vaccination. Furthermore, in September 2021, both the City and County of Honolulu and the County of Maui enacted programs that impose certain vaccination and testing requirements on employees and customers of restaurants, bars, gyms and other similar establishments, with limited exceptions.

Restrictions on travel to and from various international locations (including those within our network) remain in effect, continuing to suppress international travel demand, with revenue down 88.1% during the third quarter of 2021 as compared to the same period in 2019. During the third quarter of 2021, our domestic network accounted for approximately 94.9% of total passenger revenue. We continue to monitor developments relating to the easing of restrictions on international travel by both the U.S. government and international governments.

Despite the easing of restrictions on travel to and within Hawai'i, uncertainties remain regarding the impact of vaccination-related travel requirements and increased vaccination availability and uptake on the demand for air travel, including the availability, reliability and effectiveness of vaccines domestically and worldwide, particularly as new variants of the COVID-19 virus have emerged and spread. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the ability for travelers to bypass quarantine requirements should the prevalence of the COVID-19 pandemic worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel. Additionally, ongoing restrictions or shortages in other sectors of the travel industry, such as hotel or transportation availability, including as a result of vaccination requirements and any associated labor shortages, could negatively impact our operations and affect our ability to satisfy any increased demand we experience. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations to continue to be below pre-2020 historical levels during 2021. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Government Support Programs

The CARES Act was enacted on March 27, 2020 and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits. The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provided for the carryback of additional net operating loss carryforwards (NOLs) to 2016 and 2017, which will result in tax benefits for those years.

Economic Relief Program Loan

In September 2020, the Company entered into the Amended and Restated Loan Agreement under the ERP pursuant to which the maximum facility available to be borrowed by us increased to $622.0 million (the Amended and Restated Loan Agreement). In connection with our entry into the Amended and Restated Loan Agreement, we also entered into an ERP Warrant Agreement with the Treasury. On September 25, 2020, we borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of our common stock. We recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, we repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Payroll Support Programs

On April 22, 2020 (the PSP Closing Date), we entered into a Payroll Support Program Agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, we entered into a PSP Warrant Agreement and Hawaiian issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury provided us with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on us. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted by the DOT to us given the absence of demand for certain of such services.

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

The CAA 2021 was enacted on December 27, 2020, and provided $15.0 billion for airline employee wages, salaries and benefits under an extension (the PSP Extension) of the Payroll Support Program created under the CARES Act. In January 2021, we entered into a PSP extension agreement with the Treasury (the PSP Extension Agreement). PSP Extension funds are required to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees, as defined in the PSP Extension Agreement. Under the PSP Extension Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits from December 1, 2020 through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, we are required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

During the nine months ended September 30, 2021, we received $192.7 million in grants, entered into a promissory note with the Treasury (the Extension Note) for approximately $27.8 million and issued to the Treasury warrants to purchase up to a total of 156,341 shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants) pursuant to the PSP Extension Agreement. The Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% for the first five years and at a rate equal to the secured overnight financing rate plus 2.00% for the following five years. We recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

The ARP 2021 was enacted on March 11, 2021, and included a second PSP extension, providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company’s common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. During the nine months ended September 30, 2021, we received a total of $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year loan.

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

Material Changes to our Consolidated Balance Sheet

Cash, cash equivalents and short-term investments totaled approximately $2.0 billion as of September 30, 2021, compared to $0.9 billion as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 12, 2021, for a comprehensive discussion of actions taken in 2020. Refer to discussions below for actions taken during the nine months ended September 30, 2021.

As of September 30, 2021, our total debt was $2.0 billion, an increase of $821.8 million, or 71.5%, as compared to $1.1 billion as of December 31, 2020. During the nine months ended September 30, 2021, we completed the following financing transactions:

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

•During the nine months ended September 30, 2021, we received $192.7 million in grants and $27.8 million in loans from the Treasury pursuant to the PSP Extension under CAA 2021. The Extension Note requires interest payments with the principal balance due at maturity in 2031.
•During the second quarter of 2021, we received $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year note. The PSP3 Note requires interest payments with the principal balance due at maturity in 2031.

Additionally, during the nine months ended September 30, 2021, we issued 2.9 million shares in connection with our Equity Distribution Agreement entered into in December 2020, at an average price of $24.47 per share generating net proceeds of approximately $68.1 million. As of March 5, 2021, we issued all of the 5.0 million shares authorized under the Equity Distribution Agreement.

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

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. The table below summarizes our total fleet as of September 30, 2020 and 2021, respectively and our expected fleet as of September 30, 2022 (based on existing executed agreements as of September 30, 2021):

	September 30, 2020			September 30, 2021			September 30, 2022
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo (3)	4	14	18	4	14	18	4	14	18
787-9	—	—	—	—	—	—	—	1	1
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (4)	—	4	4	—	3	3	—	3	3
ATR 72-200 (4)	—	4	4	—	4	4	—	4	4
Total	21	48	69	21	47	68	21	48	69

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    We took delivery of the last firm order Airbus A321-200 aircraft in the second quarter of 2020.

(4)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly owned subsidiary of the Company. During the second quarter of 2021, the Company announced the permanent suspension of its 'Ohana by Hawaiian operations, which operated under a CPA with a third-party provider. As of September 30, 2021, these aircraft and related asset group were classified as Assets held for sale on the Consolidated Balance Sheets.

Results of Operations

For the three months ended September 30, 2021, we generated net income of $14.7 million, or $0.28 per diluted share, compared to a net loss of $97.1 million, or $2.11 per diluted share, for the same period in 2020. For the nine months ended September 30, 2021, we generated a net loss of $52.2 million, or $1.03 per diluted share, compared to a net loss of $348.4 million, or $7.58 per diluted share, for the same period in 2020.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	2,056		331		4,512		2,873
Revenue passenger miles (RPM)	3,181,165		181,878		7,000,012		3,988,435
Available seat miles (ASM)	4,188,971		711,151		10,201,330		6,095,612
Passenger revenue per RPM (Yield)	14.27	¢	21.87	¢	13.54	¢	14.37	¢
Passenger load factor (RPM/ASM)	75.9%		25.6%		68.6%		65.4%
Passenger revenue per ASM (PRASM)	10.84	¢	5.59	¢	9.29	¢	9.40	¢
Total Operations (a):
Revenue passengers flown	2,066		332		4,533		2,877
RPM	3,205,407		185,788		7,056,854		3,995,644
ASM	4,229,461		718,405		10,298,035		6,107,424
Operating revenue per ASM (RASM)	12.03	¢	10.58	¢	10.70	¢	11.38	¢
Operating cost per ASM (CASM)	11.00	¢	27.43	¢	10.81	¢	18.56	¢
CASM excluding aircraft fuel and non-recurring items (b)	10.28	¢	40.94	¢	11.50	¢	17.36	¢
Aircraft fuel expense per ASM (c)	2.57	¢	2.02	¢	2.33	¢	2.22	¢
Revenue block hours operated	45,816		12,388		112,061		71,743
Gallons of aircraft fuel consumed	52,599		13,394		126,987		84,975
Average cost per gallon of aircraft fuel (c)	$2.07		$1.09		$1.89		$1.59

(a)    Includes the operations of our contract carrier under a CPA. which was indefinitely suspended in the first quarter of 2021 and terminated in the second quarter of 2021.
(b)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2021, operating revenue increased by $432.9 million, or 569.7%, and decreased by $406.7 million, or 58.5%, respectively, as compared to the same periods in 2020. The increase noted during the third quarter was primarily driven by the return of passenger travel demand within our domestic markets.

Passenger revenue

For the three and nine months ended September 30, 2021, passenger revenue increased by $414.3 million, or 1,041.5%, and $374.8 million, or 65.4%, respectively, as compared to the same periods in 2020. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended September 30, 2020
(in thousands)	Three months ended September 30, 2021	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$430,682	1,017.9%	(34.8)%	1,614.5%	457.5%	100.4%
International	23,362	1,769.0	NM1	NM1	NM1	NM1
Total	$454,044	1,041.5%	(34.8)%	1,649.1%	489.0%	93.9%
1    Not meaningful

		Increase (Decrease) vs. Nine Months Ended September 30, 2020
(in thousands)	Nine months ended September 30, 2021	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$900,645	108.7%	(13.8)%	141.8%	109.1%	(0.2)%
International	47,139	(66.7)	190.7	(88.5)	(60.7)	(15.3)
Total	$947,784	65.4%	(5.8)%	75.5%	67.4%	(1.2)%

Domestic passenger revenue during the three months ended September 30, 2021 increased 1,017.9% on capacity growth of 457.5% as compared to the same period in 2020, and increased 108.7% on capacity growth of 109.1% during the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in both periods were the result of improved demand for passenger travel, predominantly within our North America to Hawai'i network, driven by the relaxing of travel restrictions for travel to and within the state of Hawai'i, and improving COVID-19 vaccination rates. However, demand on our domestic network remains below our pre-COVID-19 pandemic levels, down 13.6% and 37.5%, respectively, during the three and nine months ended September 30, 2021, as compared to the same periods in 2019.

During the second quarter of 2021, the State of Hawai'i announced updates to its Safe Travels Program, including that, beginning June 15, 2021, all passengers who are not in quarantine are free to travel between islands without restriction and, beginning July 8, 2021, individuals who are fully vaccinated in the United States entering Hawai'i on domestic flights may bypass pre-travel testing or quarantine with proof of vaccination starting the 15th day following the completion of their vaccination.
In the first quarter of 2021, we announced the expansion of service with the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i, each of which commenced between March and April 2021. We also expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California, which commenced in March 2021. Additionally, in March and April 2021, respectively, we announced the recommencement of our thrice-weekly service between Kahului, Hawai'i and Las Vegas, Nevada, and launched four-times-weekly seasonal service between Kahului, Hawai'i and Phoenix, Arizona, both of which commenced in May 2021.
International passenger revenue during the three months ended September 30, 2021 increased 1,769.0%, as compared to the same period in 2020, to $23.4 million, and decreased 66.7% on a capacity reduction of 60.7% during the nine months ended September 30, 2021, as compared to the same period in 2020.
While we recommenced scheduled international passenger flights on a limited basis beginning in the fourth quarter of 2020, customer demand across our international network remains depressed given international government travel restrictions and the availability, reliability and effectiveness of vaccines, particularly as new variants of the COVID-19 virus emerge and spread. We expect this significantly lower international demand environment to continue through the fourth quarter of 2021, with improvement in the international markets expected to lag behind domestic demand recovery until government travel restrictions begin to lift and customer demand starts to return.
Other Operating Revenue

For the three and nine months ended September 30, 2021, Other operating revenue increased by $18.6 million, or 51.4%, and $31.9 million, or 26.2%, as compared to the same periods in 2020.

During the three and nine months ended September 30, 2021, Cargo revenue increased $3.6 million and $16.2 million, respectively, as compared to the same periods in 2020, primarily driven by improved demand. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $12.0 million and $12.6 million, respectively during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, increased during the three and nine months ended September 30, 2021 by approximately $3.0 million and $3.2 million, respectively, as compared to the same periods in 2020.

Operating Expense

Operating expenses were $465.4 million and $1,113.1 million during the three and nine months ended September 30, 2021, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020		Increase / (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$31,823	21.4%	$32,617	6.8%
Aircraft fuel, including taxes and delivery	94,241	648.0	105,336	78.0
Maintenance, materials and repairs	29,417	157.6	26,349	28.3
Aircraft and passenger servicing	25,775	501.5	27,437	59.1
Commissions and other selling	15,763	303.1	14,799	42.5
Aircraft rent	450	1.7	7,080	9.2
Other rentals and landing fees	22,258	157.2	25,822	44.8
Depreciation and amortization	(2,835)	(7.7)	(11,148)	(9.7)
Purchased services	4,483	19.6	(1,777)	(2.3)
Special items	(17,489)	(100.0)	(169,424)	(95.0)
Government grant recognition	50,832	(39.4)	(79,997)	33.2
Other	13,608	82.3	2,711	3.4
Total	$268,326	136.2%	$(20,195)	(1.8)%

Wages and benefits

Wages and benefits expense increased by $31.8 million, or 21.4%, and $32.6 million, or 6.8%, for the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods. Actions taken by the Company in response to decreased passenger travel demand attributed to the COVID-19 pandemic in 2020, through voluntary and involuntary programs had a significant impact on wages and benefits during 2020. Beginning in the first quarter of 2021, improving domestic travel demand led to the ramp up of domestic operations, notably amongst our front-line employees. These actions, combined with scheduled contractual wage increases, resulted in higher wages and benefits during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. We expect that wages and benefits will increase during the fourth quarter of 2021, as compared to the same periods in 2020, as we begin to ramp up our international operations.

Aircraft fuel

Aircraft fuel expense increased during the three and nine months ended September 30, 2021, as compared to the prior year periods, due to an increase in the average fuel price per gallon and increased consumption, as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$108,785	$14,544	648.0%	$240,361	$135,025	78.0%
Fuel gallons consumed	52,599	13,394	292.7%	126,987	84,975	49.4%
Average fuel price per gallon, including taxes and delivery	$2.07	$1.09	89.9%	$1.89	$1.59	18.9%

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

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$108,785	$14,544	648.0%	$240,361	$135,025	78.0%
Realized losses on settlement of fuel derivative contracts	—	2,062	(100.0)%	165	7,899	(97.9)%
Economic fuel expense	$108,785	$16,606	555.1%	$240,526	$142,924	68.3%
Fuel gallons consumed	52,599	13,394	292.7%	126,987	84,975	49.4%
Economic fuel costs per gallon	$2.07	$1.24	66.9%	$1.89	$1.68	12.5%

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $29.4 million, or 157.6%, and $26.3 million, or 28.3%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the third quarter is primarily attributable to increased utilization of our aircraft commensurate with the ramp up of our operations during the period, as discussed above. We expect maintenance, materials and repairs expense to increase during the fourth quarter of 2021, as compared to the same periods in 2020, as we continue to rebuild operational capacity combined with scheduled heavy maintenance events.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $25.8 million, or 501.5%, and $27.4 million, or 59.1%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the third quarter is primarily attributed to increased capacity and passengers flown, as discussed above. We expect aircraft and passenger service expense to increase during the fourth quarter of 2021, as compared to the same periods in 2020, as we continue to rebuild operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $15.8 million, or 303.1%, and increased by $14.8 million, or 42.5%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the third quarter was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the fourth quarter of 2021, as compared to the same periods in 2020 as we continue to rebuild operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $22.3 million, or 157.2%, and $25.8 million, or 44.8%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during the third quarter is attributed to increased operations as discussed above. We expect other rentals and landing fees expense to increase proportionally during the fourth quarter of 2021, as compared to the same periods in 2020, as we continue to rebuild operational capacity.

Special items

During the nine months ended September 30, 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under the CPA with a third-party carrier. We reclassified approximately $23.6 million to Assets held for sale and recognized a one-time expense of $6.4 million to write-down the asset group to fair value. Additionally, we recorded a charge of approximately $2.6 million for the early termination of the CPA.

During the nine months ended September 30, 2020, we recognized approximately $178.4 million of operating special items comprised of the following:

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

•During the third quarter of 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation and temporary leave programs, the majority of which were effective as of October 1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $7.0 million related to special termination benefits and curtailment loss as a nonoperating special item on the Consolidated Statements of Operations.

Government grant recognition

In the first quarter of 2021, we entered into a PSP Extension Agreement with the Treasury and received $192.7 million in payroll support payments. In the second quarter, we received $179.7 million pursuant to the PSP3 Agreement, all of which must be used exclusively for the payment of employee wages, salaries and benefits. The support payments included total grants of $320.6 million that was recognized as contra-expense in 2021 over the period that the funds were expected to be utilized. During the three and nine months ended September 30, 2021, we recognized total contra-expense of $78.3 million and $320.6 million, respectively, in the Consolidated Statements of Operations. As of September 30, 2021, we have utilized all funds received under the payroll support programs.

Other expense

Other expense increased by $13.6 million, or 82.3%, and $2.7 million, or 3.4%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase during the third quarter 2021 was primarily attributed to the ramp up of operations, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the fourth quarter of 2021 as we continue to rebuild operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense increased by $1.8 million, or 7.9%, and $21.6 million, or 65.0%, during the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The increase in expense was primarily attributed to an increase in interest expense as a result of the $1.2 billion loyalty and intellectual property financing completed in February 2021. Additionally, during the nine months ended September 30, 2020, we recorded $7.0 million related to special termination benefits and curtailment losses in connection with our separation program, as discussed above.

Income Taxes

Our effective tax rate was 23.5% and 32.4% for the three months ended September 30, 2021 and 2020, respectively, and 20.8% and 26.1% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

The effective tax rate for the three and nine months ended September 30, 2020 included the impact of the nondeductible goodwill impairment and reflected a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years.

We expect our tax rate to be approximately 21% during the fourth quarter of 2021.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $2.0 billion as of September 30, 2021, compared to approximately $864.4 million as of December 31, 2020. As a result of the COVID-19 pandemic, we took actions in 2020 to increase liquidity and augment our financial position and continued to do so into the first quarter of 2021 with the closing of our $1.2 billion loyalty and intellectual property financing. For additional discussion of the actions we took in 2020 and the first quarter of 2021 to increase liquidity and augment our financial position, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, filed with the SEC on April 28, 2021 and July 29, 2021, respectively. Additionally, for a discussion of liquidity actions taken during the nine months ended September 30, 2021, refer to the "Material Changes to our Consolidated Balance Sheet" section above. In connection with our 2021 financing activities, our total debt obligations increased $821.8 million, or 71.5% as of September 30, 2021 as compared to December 31, 2020.

As of September 30, 2021, our current assets exceeded our current liabilities by approximately $1,060.5 million as compared to $113.9 million as of December 31, 2020. Approximately $721.4 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flows

Net cash provided by operating activities was $311.3 million and $173.5 million during the nine months ended September 30, 2021 and 2020, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided. We sell tickets for air travel in advance of the customer's travel date. We record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and winter peak travel seasons and decreases upon utilization during these seasons. The impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. Operating cash flows for the nine months ended September 30, 2021 included $320.6 million in proceeds received as part of the PSP Extension and PSP3, which was utilized to offset eligible payroll and payroll-related costs.
Cash used in investing activities was $964.1 million and $182.3 million during the nine months ended September 30, 2021 and 2020, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the nine months ended September 30, 2021, capital expenditures were approximately $34.1 million, as compared with $101.8 million in capital expenditures during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our purchases and sales of short-term investments resulted in net cash outflow of $930.3 million as compared to net cash inflow of $194.5 million during the same period in 2020.
Net cash provided by financing activities was $889.5 million and $519.7 million during the nine months ended September 30, 2021 and 2020, respectively. Prior to the suspension of our dividend and share repurchase programs in the first quarter of 2020, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments. During the nine months ended September 30, 2020, we raised $602.3 million in cash through (i) a drawdown of $235.0 million on our revolving credit facility in March 2020, (ii) $262.0 million in aircraft financing through enhanced equipment trust certificates, (iii) $60.3 million in loans from government payroll support programs. and (iv) $45.0 million in loans through the ERP. During the nine months ended September 30, 2021, we raised approximately $1.3 billion in cash, primarily in connection with our loyalty and intellectual property financing, PSP funding programs, and shares issued through our at-the-market offering. These inflows were offset by the repayment of debt and finance lease obligations of $405.7 million, including the pay-down of our revolving credit facility of $235.0 million and the ERP loan of $45.0 million in the first quarter of 2021. Refer to Liquidity and Capital Resources section above for further discussion.
Covenants
We were in compliance with covenants contained in our financing agreements as of September 30, 2021.

Capital Commitments

As of September 30, 2021, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

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

At-the-Market Offering Program

In December 2020, we entered into the Equity Distribution Agreement relating to the issuance and sale of up to 5.0 million shares of our common stock, par value $0.01 per share. During the nine months ended September 30, 2021, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. As of March 5, 2021, we sold all of the 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds of approximately $109.3 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2021 and December 31, 2020, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three and nine months ended September 30, 2021 and 2020, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2021.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2021 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2021	2022 - 2023	2024 - 2025	2026 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$2,448,663	$25,128	$403,503	$367,884	$1,652,148
Finance lease obligations, including principal and interest (2)	697,769	27,471	203,047	157,545	309,706
Operating lease obligations (3)	152,972	7,295	58,782	30,759	56,136
Aircraft purchase commitments (4)	1,646,218	—	500,973	911,422	233,823
Other commitments (5)	117,979	5,395	52,025	38,832	21,727
Projected employee benefit contributions (6)	78,600	—	25,900	38,000	14,700
Total contractual obligations	$5,142,201	$65,289	$1,244,230	$1,544,442	$2,288,240

(1)    Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of September 30, 2021.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted income (loss) before income taxes, adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

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
•We recognized $78.3 million and $320.6 million in contra-expense during the three and nine months ended September 30, 2021, respectively, and $129.1 million and $240.6 million during the three and nine months ended September 30, 2020, respectively related to grant proceeds received from the federal Payroll Support Programs. The grant proceeds were recognized in proportion to estimated eligible wages and benefits over the period to which the Payroll Support Programs relate.
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
•In the first quarter of 2020, we recognized a goodwill impairment charge of $106.7 million, recorded as a special item.
•In the second quarter of 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 12 in the Notes to the Consolidated Financial Statements for additional discussion.
•In the third quarter of 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation programs, the majority of which were effective October

1, 2020. We recorded $17.5 million in severance and benefits as an operating special item and $7.0 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.
•In May 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under the CPA with a third-party carrier. The termination did not meet the requirements of discontinued operations under ASC 205; however, the asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets. We fair valued the asset group resulting in the write-down of approximately $6.4 million. Additionally, we recorded an early termination charge associated with the CPA of approximately $2.6 million.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Income (Loss), as reported	$14,669	$0.28	$(97,099)	$(2.11)	$(52,199)	$(1.03)	$(348,375)	$(7.58)
Adjusted for:
CARES Act - carryback of additional NOLs	—	—	(6,143)	(0.13)	—	—	(29,537)	(0.64)
Government grant recognition	(78,256)	(1.51)	(129,088)	(2.81)	(320,645)	(6.33)	(240,648)	(5.23)
Loss on extinguishment of debt	—	—	—	—	3,994	0.08	—	—
Changes in fair value of fuel derivative contracts	—	—	(1,765)	(0.04)	(382)	(0.01)	(966)	(0.02)
Unrealized (gains) losses on foreign debt	(1,945)	(0.04)	5,119	0.11	(20,896)	(0.41)	7,541	0.16
Unrealized (gains) losses on non-designated fx positions	—	—	623	0.01	(1,352)	(0.03)	423	0.01
Special items	—	—	17,489	0.38	8,983	0.18	178,407	3.88
Nonoperating special items	—	—	7,011	0.15	—	—	7,011	0.15
Tax effect of adjustments	16,842	0.31	31,189	0.68	69,363	1.37	48,017	1.04
Dilutive share impact	—	0.01	—	—	—	—	—	—
Adjusted net loss	$(48,690)	$(0.95)	$(172,664)	$(3.76)	$(313,134)	$(6.18)	$(378,127)	$(8.23)

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Total	Margin	Total	Margin	Total	Margin	Total	Margin
	(in thousands, except margin data)
Income (Loss) Before Income Taxes, as reported	$19,169	3.8%	$(143,584)	(189.0)%	$(65,949)	(6.0)%	$(471,293)	(67.8)%
Adjusted for:
Government grant recognition	(78,256)	(15.4)	(129,088)	(169.9)	(320,645)	(29.1)	(240,648)	(34.6)
Loss on debt extinguishment	—	—	—	—	3,994	0.4	—	—
Changes in fair value of fuel derivative contracts	—	—	(1,765)	(2.3)	(382)	—	(966)	(0.1)
Unrealized (gains) losses on foreign debt	(1,945)	(0.4)	5,119	6.8	(20,896)	(1.9)	7,541	1.0
Unrealized (gains) losses on non-designated foreign exchange positions	—	—	623	0.8	(1,352)	(0.1)	423	0.1
Special items	—	—	17,489	23.0	8,983	0.8	178,407	25.7
Nonoperating special items	—	—	7,011	9.2	—	—	7,011	1.0
Adjusted Loss Before Income Taxes	$(61,032)	(12.0)%	$(244,195)	(321.4)%	$(396,247)	(36.0)%	$(519,525)	(74.7)%

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$465,381		$197,055		$1,113,068		$1,133,263
Adjusted for:
Government grant recognition	78,256		129,088		320,645		240,648
Special items	—		(17,489)		(8,983)		(178,407)
Operating expenses excluding non-recurring items	$543,637		$308,654		$1,424,730		$1,195,504
Aircraft fuel, including taxes and delivery	(108,785)		(14,544)		(240,361)		(135,025)
Operating expenses excluding aircraft fuel and non-recurring items	$434,852		$294,110		$1,184,369		$1,060,479
Available Seat Miles	4,229,461		718,405		10,298,035		6,107,424
CASM - GAAP	11.00	¢	27.43	¢	10.81	¢	18.56	¢
Government grant recognition	1.85		17.97		3.11		3.94
Special items	—		(2.44)		(0.09)		(2.92)
Aircraft fuel, including taxes and delivery	(2.57)		(2.02)		(2.33)		(2.22)
CASM excluding aircraft fuel and non-recurring items	10.28	¢	40.94	¢	11.50	¢	17.36	¢

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net Income (Loss)	$14,669	(97,099)	$(52,199)	(348,375)
Income tax expense (benefit)	4,500	(46,485)	(13,750)	(122,918)
Depreciation and amortization	33,899	36,734	104,368	115,516
Interest expense and amortization of debt discounts and issuance costs	29,897	11,596	83,905	26,612
EBITDA, as reported	82,965	(95,254)	122,324	(329,165)
Adjusted for:
Government grant recognition	(78,256)	(129,088)	(320,645)	(240,648)
Changes in fair value of fuel derivative instruments	—	(1,765)	(382)	(966)
Unrealized (gains) losses on non-designated foreign exchange positions	—	623	(1,352)	423
Unrealized (gains) losses on foreign debt	(1,945)	5,119	(20,896)	7,541
Special items	—	17,489	8,983	178,407
Nonoperating special items	—	7,011	—	7,011
Loss on extinguishment of debt	—	—	3,994	—
Adjusted EBITDA	$2,764	$(195,865)	$(207,974)	$(377,397)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Securities Offerings
•effect of future sales or issuances of our common stock, or offers by us to repurchase any of our securities, on the public markets
•the publication of research about us by analysts
•the effect of our indebtedness and liabilities related to our debt offerings on the cash flow available for our operations and to satisfy our obligations related such debt

BUSINESS RISKS

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. While we have experienced a recent increase in demand for travel to and within the state of Hawai'i, we cannot predict developments in the COVID-19 pandemic and responses thereto, including related to the emergence of new variants of the virus, vaccine mandates or recommendations related to travel to and within the state of Hawai`i. As such, the economic consequences of future developments are uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on and requirements related to travel, transport and our workforce); the pace, effectiveness and utilization of vaccinations, including state or federal vaccine mandates placed on travelers or our employees; the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended September 30, 2021, our revenue was $508.8 million, up $432.9 million from the same period in 2020. We cannot guarantee that we will continue to see an increase in revenue as circumstances related to the COVID-19 pandemic continue to develop.

•Operations- and customer-related risks: Across our business, we faced operational challenges, including reduced demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, the need to protect employee and customer health and safety, the impacts on our business of vaccination mandates, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including State of Hawai'i and county quarantine, testing and vaccination requirements, federal requirements for international travelers, and restrictions imposed on travel by other governments. Although some of these operational challenges have lessened as demand for air travel has increased, we are unable to predict future demand, including related to the emergence of new strains of the virus. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to anticipated levels of demand for air travel, which decreases could be material. We expect levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to remain depressed, particularly with respect to international markets due to delays in resumption of international travel. We expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. While the rollout of COVID-19 vaccinations during the first quarter of 2021 may have caused an increase in demand for air travel, the further uptake and effectiveness of vaccines, particularly in light of emerging strains of the COVID-19 virus, remains unknown and may impact customer demand for air travel negatively. Additionally, our workforce, and that of other sectors in the travel industry may be significantly impacted by vaccination policies and requirements, which could have a negative impact on our operations. We have implemented enhanced measures to protect the health and safety of our passengers and employees and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. We also receive requests for, and provide, workplace reasonable accommodation, including with respect to our employee vaccination requirements, pursuant to federal and state law. While we carry employment practices liability insurance, we may become subject to claims related to such reasonable accommodation requests, which may result in litigation. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted that increase our costs, our ongoing compliance burdens, and our exposure to claims of non-compliance. For example, federal employees and federal contractors like us and our subcontractors are now subject to federal vaccination requirements. If sufficient numbers of our employees or federal employees supporting our operations do not get vaccinated or qualify for accommodation, or otherwise fail to comply with applicable health and safety measures, our operations and results of operations may be materially adversely affected.

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

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Further deterioration or instability in demand resulting from travel restrictions or recommendations or vaccine mandates, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional federal payroll support relief or other potential financing arrangements or other programs or opportunities, or that we will have sufficient cash flows to support our debt obligations.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i continues to impose quarantine, testing and vaccination requirements, federal requirements and foreign governments restrictions remain in effect for international travelers. There can be no assurance whether, at some point, the state of Hawai'i may limit or suspend the Safe Travels Program or vaccination exemptions from pre-travel testing and quarantine requirements, or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the use of COVID-19 testing and the rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing and vaccination exemptions, may be reinstated, or altered, or the state of Hawai`i may recommend that visitors avoid air travel to Hawai`i, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Furthermore, statements by public officials urging residents and travelers to reduce or limit travel to Hawai`i or other markets to which we fly could have a significant impact on tourism and our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our international routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of September 30, 2021, we had Japanese Yen denominated debt totaling $231.4 million. If our business is able to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of September 30, 2021, we had approximately $1.9 billion in outstanding commercial debt, excluding funds borrowed under the CARES Act and the CAA 2021. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2021, there were no holdbacks held by our credit card processors.

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

During the three months ended September 30, 2021, approximately 94.9% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, have reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the three months ended September 30, 2021, approximately 78.9% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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

During the three months ended September 30, 2021, approximately 16.0% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended September 30, 2021, approximately 5.1% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We may become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Computer malware, viruses, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached, we could suffer data loss, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen a significant decline in demand for air travel in 2020 and 2021 as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

As of December 31, 2020, we had NOLs available to reduce future taxable income of approximately $40.4 million for regular federal income tax purposes that have indefinite carryover and approximately $424.9 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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
As of September 30, 2021, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2022 and 2026

We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the impact of the COVID-19 pandemic, we entered into an amendment to the Boeing 787-9 purchase agreement on October 26, 2020, which provides for, amongst other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery scheduled in the third quarter of 2022. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. We are continuing to evaluate our options to finance these orders. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

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

As of September 30, 2021, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The fair value of our indefinite-lived intangible asset continues to exceed its carrying value.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of September 30, 2021, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.

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

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade the outlook for our common stock or issue other negative commentary about us or our industry. Furthermore, if one or more of these analysts cease coverage of us, we could lose visibility in the market. In addition, analysts and other market observers assessing our performance and prospects will take into account our existing and future amounts of debt, securities offerings, and any offers by us to repurchase our securities. As a result of one or more of these factors, the market price of our common stock could decline and cause you to lose all or a portion of your investment.

In connection with the issuance of Hawaiian’s enhanced equipment trust certificates, our indebtedness and liabilities could limit the cash flow available for our operations, and consequently expose us to risks that could materially adversely affect the resources available to us and Hawaiian to satisfy our obligations under such certificates.

In July 2020, we offered enhanced equipment trust certificates (the Certificates) issued by pass-through trusts (the EETC Offering) and, the equipment notes held in each trust and passed through to the certificate holders of such trust are senior secured obligations of ours. As of September 30, 2021, the outstanding principal balance of our EETC issuances was $470.1 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of September 30, 2021, Hawaiian had 2.0 billion of total indebtedness (excluding finance lease obligations of approximately $131.2 million and operating lease obligations of $522.9 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the three and nine months ended September 30, 2021.

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

HAWAIIAN HOLDINGS, INC.

Date:	October 27, 2021	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)