Form 10-K
period 2021-12-31
HAWAIIAN HOLDINGS INC
filed 2022-02-10
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
    The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.2 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter.

    As of February 4, 2022, 51,233,641 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; implementation of programs and enhancements in light of COVID-19; the demand for air travel in the markets in which we operate; anticipated levels of demand and bookings; additional route service; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Consolidated Appropriations Act, 2021 (CAA 2021) and the American Rescue Plan Act of 2021 (ARP 2021) and the terms of relief thereunder; future borrowings and obligations under CARES Act, CAA 2021 and ARP 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the first quarter and full year of 2022; expected salary and related costs; estimates for daily cash burn; our expected fleet as of December 31, 2022; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the funding of our aircraft orders; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the effect of fleet changes on our business, operations and cost structure; estimates of fair value measurements; estimates of required funding of and contributions to our defined benefit pension and disability plans; the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; airport rent rates and landing fees; our frequent flyer program; our credit card holdback; our debt or lease obligations and financing arrangements; risk management, credit risks, and air traffic liability; future U.S. and global economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "would," "will," "might," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes, and together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from 16 cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the state of Hawai'i, and the 12th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2021, the latest data available.
At December 31, 2021, our fleet consisted of 19 Boeing 717-200 aircraft for the Neighbor Island routes and 24 Airbus A330-200 aircraft and 18 Airbus A321neo aircraft utilized primarily on our North America and International routes. Additionally, we own three ATR42 and four ATR72 aircraft, which were previously utilized in our "'Ohana by Hawaiian" operations that we terminated during 2021. Following termination of operations, we committed to a plan of sale and reclassified the ATR aircraft and related asset group as assets held for sale on the Consolidated Balance Sheets. We expect to complete our disposition of the asset group in the first half of 2022. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion.
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
The widespread and unprecedented impact of the COVID-19 pandemic, along with the resulting restrictions on travel and every day activities by local, state, federal, and international governments, significantly reduced air travel demand beginning in the first quarter of 2020 and through 2021.

In June 2021, the State of Hawai'i Safe Travels Program was updated to remove restrictions on travel within the state of Hawai'i, and to permit travelers who were fully vaccinated in the state of Hawai'i to bypass testing or quarantine requirements with proof of vaccination when traveling into the state. In July 2021, all U.S. domestic travelers who were fully vaccinated in the United States also were permitted to bypass pre-travel testing or quarantine requirements with proof of vaccination when entering the state starting the 15th day following completion of their vaccination. In September 2021, both the City and County of Honolulu and the County of Maui enacted programs that impose certain vaccination and testing requirements on employees and customers of restaurants, bars, gyms and other similar establishments, with limited exceptions.

The rollout of COVID-19 vaccinations, along with the easing of restrictions in various locations, led to improved travel demand during 2021; however, our passenger revenue was down approximately 47.2% during the twelve months ended December 31, 2021, as compared to 2019. Restrictions on travel to and from various international locations (including those within our network) remain in effect, continuing to suppress international travel demand, with revenue down 89.6% for the twelve months ended December 31, 2021 as compared to 2019. We have continued to evolve throughout the COVID-19 pandemic, building back our network where demand allowed, predominantly within our domestic network, while preparing for the return of other markets as restrictions ease. During 2021, we increased capacity (as measured in available seat miles, or ASMs) by approximately 91.5% as compared to 2020; however, capacity in 2021 was down approximately 57.6% as compared to 2019.

During 2021, our domestic network accounted for approximately 94% of total passenger revenue. We continue to monitor developments relating to restrictions on international travel by both the U.S. and international governments, including by the government of Japan, which represents a large percentage of our international revenue. The emergence of new variants of the COVID-19 virus, including the Delta and Omicron variants, continues to impact the rules and regulations governing international travel. In December 2021, President Biden announced that all international travelers aged two and older, regardless of nationality or vaccination status, are required to show documentation of a negative viral test result taken within one day of the flight's departure to the United States.

Despite the easing of restrictions on travel to and within Hawai'i, uncertainties remain regarding the impact of vaccination-related travel requirements and increased vaccination availability and uptake on the demand for air travel, including the availability, reliability and effectiveness of vaccines domestically and worldwide, particularly as new variants of the COVID-19 virus have emerged and spread. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the ability for travelers to bypass quarantine requirements should the prevalence of the COVID-19 pandemic worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel. Additionally, ongoing restrictions or shortages in other sectors of the travel industry, such as hotel or transportation availability, including as a result of vaccination requirements and any associated labor shortages, could negatively impact our operations and affect our ability to satisfy any increased demand we experience. As a result of the above factors and our results to date, we expect bookings, revenue and results of operations in 2022 to continue to be below pre-COVID-19 pandemic levels. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Flight Operations

Our flight operations are based in Honolulu, Hawai'i. As a result of the COVID-19 pandemic, we significantly reduced system capacity in early 2020 to a level that maintained essential services to align capacity with expected demand. As we have evolved through the pandemic, we have increased domestic capacity to match improved demand, predominantly within our North America network. During this time, and primarily as a result of continued restrictions on international travel, we operated a minimal International network well below pre-COVID-19 pandemic levels. As of December 31, 2021, we operated 216 scheduled flights with:
•Daily service on our North America routes between the state of Hawai'i and Long Beach, Los Angeles, Oakland, Ontario, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Portland, Oregon; Seattle, Washington; Phoenix, Arizona; and New York City, New York; and scheduled service between the state of Hawai'i and Austin, Texas; Boston, Massachusetts; Orlando, Florida; and Pago Pago, American Samoa.
•Daily service on our Neighbor Island routes among the four major islands of the state of Hawai'i.
•Scheduled service on our International routes between the state of Hawai'i and Tokyo (Narita), Japan and Osaka, Japan, Sydney, Australia; Papeete, Tahiti; and Seoul, South Korea.
•In addition, we operate various ad hoc charters.
As of December 31, 2021, the following international destinations remain suspended and have not resumed service:
•Service between the state of Hawai'i and Sapporo, Japan, Fukuoka, Japan, Tokyo (Haneda), Japan; and Auckland, New Zealand.

In January 2022, we announced the indefinite suspension of our service to Brisbane, Australia. However, we continue to operate our five-times-weekly service to Sydney, Australia and maintain our code-share partnership with Virgin Australia.

Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2021	179,494	$363,003	$2.02	21.6%
2020	106,225	$161,363	$1.52	10.8%
2019	270,001	$542,573	$2.01	21.7%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments.
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
Frequent Flyer Program
The HawaiianMiles frequent flyer program was founded in 1983 predominantly serving the intra-Hawai'i markets. The HawaiianMiles program has continued to grow over the years, with approximately 10 million total members across Hawai'i, North America and the Pacific Rim as of December 2021. Approximately 62% of frequent flyer program members reside in the U.S. mainland, approximately 24% of loyalty members reside in Hawai'i, and the remainder reside within our international markets.
The HawaiianMiles program awards miles based on customer flight miles, providing more generous earning potential on competitive longer haul routes between the U.S. mainland and international cities and Hawai'i. Our members generate approximately 42% of all passenger revenue. Our Pualani Gold and Platinum status levels recognize our top fliers with additional benefits such as priority airport experiences, Premier Club access, seat upgrades and enhanced baggage allowances. Our Platinum members both fly more frequently and generate a revenue premium of approximately 55% as compared to non-members on our North American and International routes.
With a large Hawai'i-based route network, our program has developed an extensive network of partnerships with leading local companies that allow members to earn miles beyond their flight activity. Partnerships in key spend categories such as grocery, retail, dining, banking and home improvement provide opportunities for member engagement and third-party revenues.
Hawaiian's partnerships with Barclays, Bank of Hawaii and Mastercard to deliver key products are drivers of engagement and revenues. The HawaiianMiles program has over a half-million cardholders between the Barclays' issued World Elite Mastercard and the Bank of Hawaii VISA debit card. These products allow members to accumulate more miles between their trips on Hawaiian and are critical engagement tools for not only the loyalty program, but also the airline.

The number of free travel awards used for travel on Hawaiian was approximately 496,000 in 2021. The number of free travel awards as a percentage of total revenue passengers was approximately 8% and 5% in 2021 and 2020, respectively. We believe displacement of revenue passengers by passengers using free travel awards is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Enhancing our loyalty offering, for HawaiianMiles members who do not reach Pualani elite status, we offer our Premier Club subscription program. Launched over 30 years ago, our subscription service allows members to enjoy free baggage, access to airport clubs, priority check-in and other value adds. With an annual rate currently between $249 to $299, Hawaiian is able to generate ancillary revenues while helping to keep future customer purchases on Hawaiian flights.
In April 2021, the Company announced the termination of its HawaiianMiles expiration policy, effective April 1, 2021. Prior to April 1, 2021, accounts with no activity (miles earned or redeemed) for 18 months automatically expired.
Code-Share and Other Alliances
We have marketing alliances with other airlines to offer connecting services, as well as frequent flier program relationships that provide reciprocal frequent flyer mileage accrual and redemption privileges, and code-shares on certain flights. These programs enhance our revenue opportunities by:
•increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;
•giving customers access to more connecting flights from other airlines; and
•providing our members and members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2021 were as follows:

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
International—Although certain of these routes were temporarily suspended as of December 31, 2021 as a result of the COVID-19 pandemic, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Fukuoka, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.
Employees and Human Capital Management

Our workforce drives our success.
As of December 31, 2021, we had 6,674 active employees, of whom approximately 82.3% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	841	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	2,070	April 2, 2025
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	965	January 1, 2021
Clerical	International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C)	1,563	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	56	July 22, 2021
* Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926 (the Railway Labor Act). Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.

In January 2022, we reached a tentative agreement on terms of a new collective bargaining agreement with representatives of our IAM-M and IAM-C employees, which will be submitted for a ratification vote in February 2022. Additionally, we are in discussions with representatives of our TWU employees regarding the terms of their collective bargaining agreement.

Engagement, Community and Culture

We recognize the importance of having an engaged workforce and seek to retain our employees through competitive compensation and benefits packages and by investing in training, mentoring, and career development.

We engage with our employees through various channels and initiatives, including via our Nā Leo (Our Voice) survey, a regular confidential employee survey that helps measure employee engagement. We review survey feedback with our management, Board of Directors, and company-wide, and we use our findings to help inform decision-making and drive improvements within the company.

We also understand that our commitment to our workforce extends to the communities of which both we and they are a part. We have several internship programs in which we train and recruit local candidates who are interested in pursuing a career with us. For those interested in working as an aviation mechanic, we partner with Honolulu Community College and the International Association of Machinists and Aerospace Workers union. For those interested in working in information technology or another of our corporate workgroups, we offer paid summer internships at our Honolulu headquarters and Phoenix, AZ office.

Health, Wellness and COVID-19 Support

We offer our employees a variety of comprehensive medical plans and options, including dental, vision, long-term disability and life insurance, and healthcare and dependent care flexible spending accounts. During the COVID-19 pandemic, we adopted a comprehensive COVID-19 Safety Policy for our workplaces and employees that includes a vaccination requirement for U.S. employees. We have adopted flexible work options for our management employees, such as the ability to work remotely from anywhere for up to two weeks per year to help them better manage their work and personal lives. To help our employees manage personal and financial challenges that may have arisen during the COVID-19 pandemic, we offered counseling services and special loan and 401(k) programs.

Diversity and Inclusion

Our diversity efforts include participation in career events and conferences for veterans, people with disabilities, women, and underrepresented groups. In 2021, we were proud to lead the U.S. industry with the highest percentage of women pilots at more than 9%; well above the 2020 global average of 5.1%. We have implemented and maintain an affirmative action program and employ evidence-based processes that inform our effort to minimize gender, ethnic/racial, and other bias in hiring and promotional practices. We are committed to creating an inclusive environment where our applicants and employees feel comfortable self-identifying their gender, race, and veteran and disability status. More than 75% of our active workforce identify as diverse based on ethnicity and more than 45% based on gender. We have policies that support inclusion of everyone in our workforce, including all sexual orientations and gender identities or expressions, and we provide inclusive benefits for same- and different-sex spouses. We also support the diversity and interests of our workforce through the following employee resource groups: ASCEND (A Support Community for Employees Nurturing Diverse Abilities), LGBTQA, Network for Black Employees and Allies, Sustainability, Wahine (Women) in Aviation and Veterans.

We take pride in and value the traditional culture of Hawai'i. In 2019, we expanded our 'ōlelo Hawai'i (Hawaiian language) certification program for crewmembers and made it available for all employees. The certification, which is offered at no cost to our employees, demonstrates our commitment to honor and perpetuate Hawai'i’s rich culture by incentivizing our team members to share Hawai'i’s native language with our guests and each other. The 'ōlelo Hawai'i program complements our Ke Kumu project, which consists of employee-led hula and Hawaiian language classes.
Seasonality
Hawai'i is a popular vacation destination for travelers. For that reason, our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during the months of June, July, August, and December. We may adjust our pricing or the availability of particular fares to obtain an optimal passenger load factor depending on seasonal demand differences.
Customers
Our business is not dependent upon any single type of customer or groups of customers and the loss of any one type of customer would not have a material adverse effect on our business.
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
We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain aircraft in our fleet with newer, more fuel-efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting initiatives to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.
Noise Abatement
Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, and San Jose, California; Sydney, Australia; and Tokyo, Japan, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise restrictions. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations and reduce our profitability.
Civil Reserve Air Fleet Program
The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense U.S. Transportation Command to call on as many as 12 contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. In August 2021, we were called upon and activated two aircraft under the

CRAF program for Stage 1 activation as defined under the program, which was completed in September 2021. As of December 31, 2021, none of our aircraft are presently mobilized under this program.
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
ITEM 1A.    RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

RISK FACTOR SUMMARY

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Business Risks
•the material adverse impact of the global COVID-19 pandemic on our operations and financial performance

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

Competitive Environment Risks
•the extremely competitive environment in which we operate
•inflation may reduce our profit margins
•the concentration of our business
•the competitive advantages held by network carriers in the North America market
•our reliance on commercial relationships with other airlines to provide access to Domestic and International routes
•the effect of increased capacity provided by our competitors on our Neighbor Island routes
•the effect of competition from domestic and foreign carriers on our International routes

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

Common Stock Risks
•fluctuations in our share price
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our federal payroll support program (PSP) agreements
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•provisions of our certificate of incorporation and bylaws that may delay or prevent a change of control

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. While we have experienced a recent increase in demand for travel to and within the state of Hawai'i, we cannot predict developments from the COVID-19 pandemic and responses thereto, including the emergence of new variants of the virus, vaccine mandates or recommendations related to travel to and within the state of Hawai'i. As such, the economic consequences of future developments are uncertain, rapidly changing and difficult to predict. The pandemic's impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals' actions that have been and continue to be taken in response to the pandemic (including restrictions on and requirements related to travel, transport and our workforce); the pace, effectiveness and utilization of vaccinations, including state or federal vaccine mandates placed on travelers or our employees; the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load factor on flights currently operated. For the twelve months ended December 31, 2021, our revenue was $1.6 billion, up approximately $0.8 billion compared to 2020, but down approximately $1.2 billion compared to 2019. We cannot guarantee that we will continue to see an increase in revenue as circumstances related to the COVID-19 pandemic continue to develop.

•Operations- and customer-related risks: Across our business, we faced operational challenges, including reduced demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, the need to protect employee and customer health and safety, the impacts on our business of vaccination mandates, workplace and staffing disruptions, supply chain disruptions, the need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including State of Hawai'i and county quarantine, testing and vaccination requirements, federal requirements for international travelers, and restrictions imposed on travel by other governments. We are also dependent on third party vendors and service providers, including a limited number of suppliers for aircraft and aircraft parts and services, and delays, disruptions, or issues with their performance due to COVID-19 could have a material adverse effect on our operations. Although some of these operational challenges have lessened as demand for air travel has increased, we are unable to predict future demand, including related to the emergence of new strains of the virus. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in material decreases to anticipated levels of demand for air travel. We expect levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to remain depressed, particularly with respect to international markets due to delays in resumption of international travel. We expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. While the rollout of COVID-19 vaccinations during 2021 may have caused an increase in demand for air travel, the further uptake and effectiveness of vaccines as well as potential modifications to vaccination-related travel requirements, particularly in light of emerging strains of the COVID-19 virus, remains unknown and may impact customer demand for air travel negatively. Additionally, our workforce, and that of other sectors in the travel industry, has been and may continue to be significantly impacted by vaccination policies and requirements, which could have a negative impact on our operations. We have implemented enhanced measures to protect the health and safety of our passengers and employees and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. We also receive requests for, and provide, workplace reasonable accommodation, including with respect to our employee vaccination requirements, pursuant to federal and state law. While we carry employment practices liability insurance, we may become subject to claims related to such reasonable accommodation requests, which may result in litigation. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted that increase our costs, our ongoing compliance burdens, and our exposure to claims of non-compliance. For example, the U.S. federal government has established vaccination requirements for federal employees, as well as for federal contractors like us and our subcontractors. If sufficient numbers of our employees or federal employees supporting our operations do not get vaccinated or qualify for accommodation, or otherwise fail to comply with applicable health and safety measures, our operations and results of operations may be materially adversely affected.

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, including but not limited to such changes as a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. To date, the COVID-19 pandemic has produced the following trends, each possibly having an effect on future operations:

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased; and

•Travelers may be dissuaded from flying due to restrictions on movement and possible enhanced COVID-19-related screening measures which have been or may be implemented across multiple markets we serve.

The COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect. The COVID-19 pandemic may also exacerbate other risks described in this "Risk Factors" section, including, but not limited to, our dependence on leisure travel to Hawai'i, our competitiveness, demand for air travel generally and our services specifically, shifting consumer preferences and our substantial outstanding indebtedness.

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

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i continues to impose quarantine, testing and vaccination requirements, federal requirements and foreign governments restrictions remain in effect for international travelers. There can be no assurance whether, at some point, the State of Hawai'i may limit or suspend the Safe Travels Program or vaccination exemptions from pre-travel testing and quarantine requirements, or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the use of COVID-19 testing and the rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing and vaccination exemptions, may be reinstated, or altered, or the State of Hawai'i may recommend that visitors avoid air travel to Hawai'i, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Furthermore, statements by public officials urging residents and travelers to reduce or limit travel to Hawai'i or other markets to which we fly could have a significant impact on tourism and our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of December 31, 2021, we have Japanese Yen denominated debt totaling $217.8 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of December 31, 2021, we had approximately $1.7 billion in outstanding commercial debt, excluding funds borrowed under federal PSP. Our debt and related covenants could:

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

We have entered into loan agreements with the Treasury pursuant to the CARES Act, the CAA 2021, and the ARP 2021 that have certain operating and other restrictions.

As a condition of receiving grants and loans under the Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), we agreed to, among other things: refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through the later of September 30, 2021 or the date on which we have expended all PSP funds; limit executive compensation through April 2023; suspend payment of dividends and stock repurchases through September 30, 2022; and comply with certain reporting requirements. We are also required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted to us by the DOT given the absence of demand for such services.

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2021 and 2020, there were no holdbacks held by our credit card processors.

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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for air travel. In addition, inflation is often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.
During 2021, approximately 94% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, have reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2021, approximately 78% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.
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
During 2021, approximately 16% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2021, approximately 6% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other privacy-, data protection-, or information security-related obligations to customers, or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers' or others' information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We may become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Computer malware, viruses, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached, we could suffer data loss, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers' information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers' information, and may lead to litigation, claims, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may result in unauthorized access or otherwise compromise data stored or processed for us that may give rise to any of the foregoing.

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
We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, including our transition to the Amadeus Altéa Passenger Service System announced in December 2021, our business could be adversely impacted. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from system interruptions or system failures.

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

Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain our safety record, our high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as initiatives to address climate change, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the COVID-19 pandemic subsides. Actual or perceived risk of infection while traveling could have a material adverse effect on the public's perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including those related to State of Hawai'i and county quarantine and testing requirements, and other measures, such as airport health screening measures, requiring that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur costs related to the COVID-19 pandemic as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.
Our reputation and financial results could be harmed in the event of adverse publicity, including in the event of an aircraft accident or incident.
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
We must be able to maintain and/or obtain adequate gates, maintenance capacity, office space, operations areas, and ticketing facilities, especially at airports within the state of Hawai'i, to be able to operate our existing and proposed flight schedules. Failure to maintain such facilities and infrastructure may adversely impact our operations and financial performance.
Our business is subject to substantial seasonal and cyclical volatility.
Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen a significant decline in demand for air travel in 2020 and 2021 as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August, and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.
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
Airlines are subject to extensive regulatory requirements that result in significant costs. New, and modifications to existing, laws, regulations, taxes and airport rates, and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations, restrict operations or reduce revenue. The Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, aircraft landing safety measures, including with respect to the interaction of aircraft systems with new technologies such as 5G C-band service, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections, and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates, would have a material adverse impact on our operations.
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

As of December 31, 2021, we had net operating loss carryforwards (NOLs) available to reduce future taxable income of approximately $5.4 million for regular federal income tax purposes that have indefinite carryover and approximately $502.0 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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
Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of December 31, 2021, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026
We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the impact of the COVID-19 pandemic, we entered into an amendment to the Boeing 787-9 purchase agreement on October 26, 2020, which provides for, amongst other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery scheduled in September 2022. In December 2021, we received notification of further delivery delays and we have agreed to defer delivery of our first two aircraft from the scheduled delivery date at the end of 2022 to the first half of 2023. The remainder of the B787-9 delivery schedule remains unchanged.
These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. We are continuing to evaluate our options to finance these commitments. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
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
As of December 31, 2021, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We continue to assess our indefinite-lived assets under a qualitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of December 31, 2021, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.
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

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our certificate of incorporation restricts voting of shares of our common stock by non-U.S. citizens. Our certificate of incorporation provides that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the "foreign stock record," would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2021, we believe we were in compliance with the foreign ownership rules.

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
•advance notice procedures for stockholder proposals to be considered at stockholders' meetings and for nominations of candidates for election to our Board of Directors;
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

In connection with the issuance of Hawaiian's enhanced equipment trust certificates, our indebtedness and liabilities could limit the cash flow available for our operations, and consequently expose us to risks that could materially adversely affect the resources available to us and Hawaiian to satisfy our obligations under such certificates.

In July 2020, we offered enhanced equipment trust certificates (the Certificates) issued by pass-through trusts (the EETC Offering) and, the equipment notes held in each trust and passed through to the certificate holders of such trust are senior secured obligations of ours. As of December 31, 2021, the outstanding principal balance of our EETC issuances was $309.2 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian's other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian's operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of December 31, 2021, Hawaiian had $1.8 billion of total indebtedness (excluding finance lease obligations of approximately $125.1 million and operating lease obligations of $502.5 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

•greater difficulty satisfying our obligations with respect to the Notes;
•increasing Hawaiian's vulnerability to adverse economic and industry conditions;
•limiting Hawaiian's ability to obtain additional financing;
•requiring the dedication of a substantial portion of Hawaiian's cash flow from operations to service Hawaiian's indebtedness, which will reduce the amount of cash available for other purposes;
•limiting Hawaiian's flexibility to plan for, or react to, changes in its business;
•placing Hawaiian at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
•potentially causing Hawaiian's credit ratings to be reduced and causing our and Hawaiian's debt and equity securities to significantly decrease in value.

Hawaiian's business, including the HawaiianMiles Program, may not generate sufficient funds, and we and Hawaiian may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our and Hawaiian's indebtedness, including the Notes, and our and Hawaiian's cash needs may increase in the future. In addition, future indebtedness that we or Hawaiian may incur may contain financial and other restrictive covenants that limit our ability to operate our business, including with respect to the HawaiianMiles Program, raise capital or make payments under our or Hawaiian's indebtedness. If we or Hawaiian fail to comply with these covenants or to make payments under ours or Hawaiian's indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours and Hawaiian's other indebtedness becoming immediately payable in full.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft

The table below summarizes our total fleet as of December 31, 2020 and 2021, and anticipated fleet as of December 31, 2022 (based on existing agreements):

	December 31, 2020			December 31, 2021			December 31, 2022			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200	12	12	24	12	12	24	12	12	24	278	8.5
A321neo(1)	4	14	18	4	14	18	4	14	18	189	3
717-200	5	14	19	5	14	19	5	14	19	128	19.7
ATR 42-500(2)	—	4	4	—	3	3	—	3	3	48	19.2
ATR 72-200(2)	—	4	4	—	4	4	—	4	4	—	28.3
Total	21	48	69	21	47	68	21	47	68

(1)In 2020, we took delivery of our final Airbus A321-200 aircraft in the second quarter of 2020.
(2)The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party provider, and committed to a plan to dispose of the aircraft and related asset group. As of December 31, 2021, the asset group has been classified as assets held for sale on the Consolidated Balance Sheets. We expect to complete disposition of the asset group during 2022.
(3)Leased aircraft include aircraft under finance and operating leases. See Note 9 to the Notes to Consolidated Financial Statements for further discussion regarding our aircraft leases.
At December 31, 2021, we had 10 aircraft on order scheduled for delivery through 2026:

Delivery Year	B787-9 Aircraft (1)
2022	—
2023	2
2024	3
2025	3
2026	2
10

(1)In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled deliveries between 2021 to 2025. In December 2021, we received notification of further delivery delays, and we have agreed to defer delivery of our first two aircraft from the scheduled delivery at the end of 2022 to the first half of 2023. The remainder of the B787-9 delivery schedule remains unchanged.

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

The table below sets forth the airport locations to which we have access pursuant to various agreements as of December 31, 2021:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Long Beach Airport	Long Beach	California
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Ontario International Airport	Ontario	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Orlando International Airport	Orlando	Florida
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Ellison Onizuka Kona International Airport	Kailua-Kona	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Boston Logan International Airport	Boston	Massachusetts
Harry Reid International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Austin-Bergstrom International Airport	Austin	Texas
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	SeaTac	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Haneda International Airport	Tokyo	Japan
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
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
Holders
There were 684 stockholders of record of our common stock as of February 4, 2022, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
Our receipt of financial assistance under federal Payroll Support Programs precludes us from making any further dividend payments through September 30, 2022. Prior to the suspension of dividend payments, we paid dividends of $5.5 million and $22.8 million to shareholders of record during 2020 and 2019, respectively.
U.S. law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2021, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 18, 2020, as part of our response to the COVID-19 pandemic, we announced the suspension of our stock repurchase program. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are prevented from executing stock repurchases through September 30, 2022.
Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2016 to December 31, 2021. The comparison assumes $100 was invested on December 31, 2016 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

$250
$200
$150
$100
$50
$0
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
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
ITEM 6.    RESERVED.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations and is focused on our 2021 and 2020 financial results, including comparisons of year-over-year performance between these years. Discussion and analysis of our 2019 fiscal year, as well as the year-over-year comparison of our 2020 financial performance to 2019, is located in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021.
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
Impact of the COVID-19 Pandemic

The widespread and unprecedented impact of COVID-19, along with the resulting restrictions on travel and every day activities by local, state, federal, and international governments, significantly reduced air travel demand beginning in the first quarter of 2020 and through 2021.

The Safe Travels Hawai'i program was enacted to help control the spread of COVID-19 by enforcing quarantines and pre-travel testing requirements. In June 2021, the Safe Travels Hawai'i program was updated to remove restrictions on travel within the state of Hawai'i, and to permit travelers who were fully vaccinated in the state of Hawai'i to bypass testing or quarantine requirements with proof of vaccination when traveling into the state. In July 2021, all U.S. domestic travelers who were fully vaccinated in the United States also were permitted to bypass pre-travel testing or quarantine requirements with proof of vaccination when entering the state starting the 15th day following completion of their vaccination. In September 2021, both the City and County of Honolulu and the County of Maui enacted programs that impose certain vaccination and testing requirements on employees and customers of restaurants, bars, gyms and other similar establishments, with limited exceptions.

The rollout of COVID-19 vaccinations, along with the easing of restrictions in various locations, led to improved domestic travel demand during 2021; however, our passenger revenue was down approximately 47.2% during the twelve months ended December 31, 2021, as compared to 2019. Restrictions on travel to and from various international locations (including those within our network) remain in effect, continuing to suppress international travel demand, with revenue down 89.6% for the twelve months ended December 31, 2021 as compared to 2019. We have continued to evolve throughout the COVID-19 pandemic, building back our network where demand allowed, predominantly within our domestic network, while preparing for the return of other markets as restrictions ease. During 2021, we increased capacity (as measured in ASMs) by approximately 91.5% as compared to 2020; however, capacity in 2021 was down approximately 57.6% as compared to 2019. During the first quarter of 2022, we anticipate capacity will be down between 10% to 13%, as compared to the same period in 2019.

During 2021, our domestic network accounted for approximately 94.0% of total passenger revenue. We continue to monitor developments relating to restrictions on international travel by both the U.S. and international governments, including by the government of Japan, which represents a large percentage of our international revenue. The emergence of new variants of the COVID-19 virus, including the Delta and Omicron variants, continues to impact the rules and regulations governing international travel. In December 2021, President Biden announced that all international travelers aged two and older, regardless of nationality or vaccination status, are required to show documentation of a negative viral test result taken within one day of the flight's departure to the United States.

Despite the easing of restrictions on travel to and within Hawai'i, uncertainties remain regarding the impact of vaccination-related travel requirements and increased vaccination availability and uptake on the demand for air travel, including the availability, reliability and effectiveness of vaccines domestically and worldwide, particularly as new variants of the COVID-19 virus have emerged and spread. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may limit or suspend the ability for travelers to bypass quarantine requirements should the prevalence of the COVID-19 pandemic worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on international travel. Additionally, ongoing restrictions or shortages in other sectors of the travel industry, such as hotel or transportation availability, including as a result of vaccination requirements and any associated labor shortages, could negatively impact our operations and affect our ability to satisfy any increased demand we experience. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations in 2022 to be below to flat compared to 2019 levels. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Government Support Programs

The CARES Act was enacted on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance included tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provided, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the Economic Relief Program (ERP), (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits.

The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provided for the carryback of additional NOLs to 2016 and 2017, which will result in tax benefits for those years. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional discussion.

Economic Relief Program

In September 2020, the Company entered into the Amended and Restated Loan Agreement under the ERP pursuant to which the maximum facility available to be borrowed increased to $622.0 million (the Amended and Restated Loan Agreement). In connection with our entry into the Amended and Restated Loan Agreement, we also entered into an ERP Warrant Agreement with the Treasury. On September 25, 2020, we borrowed $45.0 million and issued to the Treasury warrants to purchase up to 380,711 shares of our common stock. We recorded the value of the loan and the warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

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

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the PSP Warrant Agreement, we issued to the Treasury a total of 509,964 warrants to purchase shares of our common stock at an exercise price of $11.82 per share (the PSP Warrants). The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion.

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

During the twelve months ended December 31, 2021, we received $192.7 million in grants, entered into a promissory note with the Treasury (the Extension Note) for approximately $27.8 million and issued to the Treasury warrants to purchase up to a total of 156,341 shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants) pursuant to the PSP Extension Agreement. The Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% for the first five years and at a rate equal to the secured overnight financing rate plus 2.00% for the following five years. We recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

The ARP 2021 was enacted on March 11, 2021, and included a second PSP extension, providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company's common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. During 2021, we received a total of $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year loan.

Loyalty Program and Intellectual Property Financing

On February 4, 2021, we completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes). The Notes require interest only payments, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, which began on July 20, 2021.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word "Hawaiian" or any successor brand and the "hawaiianairlines.com" domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted to Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP. Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian's rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture, dated as of February 4, 2021), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP.

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time and from time to time, after January 20, 2024 at the redemption prices set forth in the Indenture, dated as of February 4, 2021 (the Indenture). In addition, the Notes are redeemable, at the option of the Issuers, at any time and from time to time, in whole or in part, prior to January 20, 2024 at a price equal to 100% of their principal amount plus the "make-whole" premium described in the Indenture and accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Additionally, from time to time on or prior to January 20, 2024, the Issuers may also redeem up to 40% of the original outstanding principal amount of the Notes with proceeds from any one or more equity offerings of Hawaiian at a redemption price equal to 105.75% of the principal amount of Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Upon the occurrence of certain mandatory prepayment events and mandatory repurchase offer events, the Issuers will be required to make a prepayment on the Notes, or offer to repurchase the Notes, pro rata, to the extent of any net cash proceeds received in connection with such events, at a price equal to 100% of the principal amount to be prepaid, plus, in some cases, an applicable premium. In addition, upon a change of control of Hawaiian, the Issuers may be required to make an offer to prepay the Notes at a price equal to 101% of the respective principal amounts thereof, plus accrued and unpaid interest, if any, thereon, to, but not including, the applicable redemption date.

The Indenture contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors (as defined below) and, in certain circumstances, Hawaiian to, among other things: (i) make Restricted Payments (as defined in the Indenture), (ii) incur additional indebtedness, (iii) create certain liens on the Loyalty Program Collateral, (iv) sell or otherwise dispose of the Loyalty Program Collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuers' assets. The Indenture also requires the Issuers and, in certain circumstances, Hawaiian, to comply with certain affirmative covenants, including depositing the Transaction Revenues (as defined in the Indenture) in collection accounts, with amounts to be distributed for the payment of fees, principal and interest on the Notes pursuant to a payment waterfall described in the Indenture, and certain financial reporting requirements. In addition, the Indenture requires Hawaiian to maintain minimum liquidity at the end of any business day of at least $300.0 million.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2021		2020		2019
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	6,515		3,353		11,737
Revenue passenger miles (RPM)	9,979,848		4,558,045		17,808,913
Available seat miles (ASM)	14,411,410		7,527,383		20,568,476
Passenger revenue per RPM (Yield)	13.74	¢	14.59	¢	14.59	¢
Passenger load factor (RPM/ASM)	69.2%		60.6%		86.6%
Passenger revenue per ASM (PRASM)	9.51	¢	8.83	¢	12.63	¢
Total Operations (a) :
Revenue passengers flown	6,543		3,362		11,751
RPM	10,054,062		4,576,623		17,826,887
ASM	14,535,425		7,560,486		20,596,711
Operating revenue per ASM (RASM)	10.98	¢	11.17	¢	13.75	¢
Operating cost per ASM (CASM)	11.55	¢	19.74	¢	12.16	¢
CASM excluding aircraft fuel and non-recurring items (b)	11.20	¢	18.35	¢	9.54	¢
Aircraft fuel expense per ASM (c)	2.50	¢	2.13	¢	2.63	¢
Revenue block hours operated	157,236		82,711		218,801
Gallons of jet fuel consumed	179,494		106,225		270,001
Average cost per gallon of jet fuel (actual) (c)	$2.02		$1.52		$2.01
(a)Includes the operations of our contract carrier under a CPA, which was terminated in the first half of 2021.
(b)Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
(c)Includes applicable taxes and fees.
Operating Revenue

Our revenue is derived primarily from transporting passengers on our aircraft. We record passenger revenue when the transportation is provided or when scheduled flights for tickets are expected to expire unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. Typically, we strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of cargo revenue, incidental services revenue, marketing component related to the sale of frequent flyer miles, and contract services.
Operating revenue was $1.60 billion, $0.84 billion and $2.83 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Operating revenue was severely impacted beginning in the first quarter of 2020 as a result of the unprecedented spread and ongoing impacts of the COVID-19 pandemic. Although restrictions have eased and passenger travel demand has improved, demand and capacity continue to remain below pre-pandemic levels.
2021 vs. 2020
Passenger Revenue
Passenger revenue increased by $706.1 million, or 106.2%, in the year ended December 31, 2021, as compared to the prior year. Details of this change are described in the table below:

		Increase (Decrease) vs. Year Ended December 31, 2020
	Year Ended December 31, 2021	Passenger Revenue	Yield	RPMs	ASM	PRASM
	(in millions)
Domestic	$1,300.7	$783.3	(12.6)%	187.7%	128.0%	10.2%
International	70.2	(77.2)	151.6	(81.1)	(45.4)	(12.8)
Total scheduled	$1,370.9	$706.1	(5.8)%	119.0%	91.5%	7.7%
Domestic passenger revenue during the year ended December 31, 2021 increased by $783.3 million, or 151.4%, as compared to 2020, on capacity growth of 128.0%. Our increased passenger revenue was the result of improved demand for passenger travel, predominantly within our North America routes, driven by the relaxation of travel restrictions for travel to and within the state of Hawai'i. Despite these improvements, demand on our domestic network remains below our pre-COVID-19 pandemic levels, down 32.3% during 2021 as compared to 2019.

During 2021, we expanded service with the addition of three new U.S. mainland destinations: Austin, Texas, Orlando, Florida, and Ontario, California with service to and from Honolulu, Hawai'i, each of which commenced between March and April 2021. We also expanded service with a daily non-stop flight between Kahului, Hawai'i and Long Beach, California, which commenced in March 2021. Additionally, in March and April 2021, respectively, we announced the recommencement of our thrice-weekly service between Kahului, Hawai'i and Las Vegas, Nevada, and launched four-times-weekly seasonal service between Kahului, Hawai'i and Phoenix, Arizona, both of which commenced in May 2021.
International passenger revenue decreased $77.2 million, or 52.4%, during the year ended December 31, 2021 as compared to 2020, as a result of the ongoing impact of the COVID-19 pandemic and continued restrictions in place for international travel. Although we recommenced scheduled international passenger flights on a limited basis beginning in late 2020, customer demand across our international network remains depressed given government travel restrictions, particularly as new variants of the COVID-19 virus have emerged and spread. We expect to see depressed international demand through at least the first quarter of 2022 because of the rapid spread of the Omicron variant, with improvement in our international markets expected to lag behind domestic demand recovery until government travel restrictions begin to lift and customer demand starts to return.
Other Operating Revenue
Other operating revenue increased by $45.7 million, or 25.4%, in the year ended December 31, 2021, as compared to the prior year, primarily due to reductions in cargo and loyalty program revenue that occurred in the second half of 2020 as a result of the COVID-19 pandemic.
Cargo revenue increased $19.9 million during the twelve months ended December 31, 2021 as compared to the prior year due to increased volume and yield as a result of the unfavorable impacts of the COVID-19 pandemic on 2020 results; however cargo revenue was down $1.1 million compared to 2019. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $17.2 million during the twelve months ended December 31, 2021, as compared to the prior year, as a result of increased credit card spend and new cardholder acquisitions, but down $3.0 million as compared to 2019. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services which collectively, increased during the twelve months ended December 31, 2021 by approximately $8.5 million as compared to the prior year, primarily attributed to increased volumes and contract service operations.
Operating Expenses
During the year ended December 31, 2021, total operating expense increased $0.2 billion or 12.5% to $1.7 billion as compared to 2020. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2021 as compared to year ended December 31, 2020
	$	%
	(in thousands)
Operating expenses:
Aircraft fuel, including taxes and delivery	$201,640	125.0%
Wages and benefits	69,543	11.1
Aircraft rent	5,586	5.4
Maintenance materials and repairs	48,477	39.9
Aircraft and passenger servicing	47,659	82.1
Commissions and other selling	26,215	56.6
Depreciation and amortization	(13,366)	(8.8)
Other rentals and landing fees	42,964	58.2
Purchased services	4,163	4.2
Special items	(175,128)	(95.1)
Government grant recognition	(79,997)	33.2
Other	8,968	8.6
Total	$186,724	12.5%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The increase in aircraft fuel expense is illustrated in the following table:

	Year Ended December 31,
	2021	2020	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$363,003	$161,363	125.0%
Fuel gallons consumed	179,494	106,225	69.0%
Average fuel price per gallon, including taxes and delivery	$2.02	$1.52	32.9%
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

Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2021	2020	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$363,003	$161,363	125.0%
Realized losses on settlement of fuel derivative instruments	165	9,035	(98.2)%
Economic fuel expense	$363,168	$170,398	113.1%
Fuel gallons consumed	179,494	106,225	69.0%
Economic fuel costs per gallon	$2.02	$1.60	26.3%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits
Wages and benefits expense increased by $69.5 million, or 11.1%, in the year ended December 31, 2021, as compared to the prior period. Actions taken by the Company in 2020, in response to decreased passenger travel demand attributed to the COVID-19 pandemic, had a significant impact on wages and benefits during the prior period. Beginning in the first quarter of 2021, improving domestic travel demand led to the ramp up of domestic operations, notably amongst our front-line employees. These actions, combined with scheduled contractual wage increases, resulted in higher wages and benefits during the twelve months ended December 31, 2021 as compared to 2020. We expect that wages and benefits will increase during the first quarter of 2022, as compared to the same period in 2021, as a result of the ramp up of our domestic operations and contractual wage increases.
Maintenance materials and repairs
Maintenance materials and repairs increased $48.5 million, or 39.9%, for the year ended December 31, 2021, as compared to the prior year. The increase is primarily attributed to increased utilization of our aircraft commensurate with the ramp up of our operations during the period, as discussed above. We expect maintenance, materials and repairs expense to increase in the first quarter of 2022 as compared to the same period in 2021, as we continue to rebuild operational capacity combined with scheduled heavy maintenance events and inflationary pressures.
Aircraft and passenger servicing
Aircraft and passenger servicing expense increased by $47.7 million, or 82.1%, for the year ended December 31, 2021 as compared to the prior year. The increase is primarily due to increased capacity and passengers flown, as discussed above. We expect aircraft and passenger servicing expense to increase in the first quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity.
Commissions and other selling expenses
Commissions and other selling expenses increased by $26.2 million, or 56.6%, for the year ended December 31, 2021 as compared to the prior year. The increase in commissions and other selling expense was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expense to increase in the first quarter of 2022 as compared to the same period in 2021 as we continue to rebuild our operational capacity.
Depreciation and amortization
Depreciation and amortization expense decreased by $13.4 million, or 8.8%, for the year ended December 31, 2021 as compared to the prior year. The decrease is attributed to (a) the reclassification of approximately $29.5 million of ATR and commercial real estate assets to assets held for sale and (b) a reduction in capital expenditures during 2021 and 2020 below pre-COVID-19 pandemic levels while other existing fixed assets have fully depreciated.
Other rentals and landing fees
Other rentals and landing fees increased by $43.0 million, or 58.2%, for the year ended December 31, 2021 as compared to the prior year. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rents is attributed to increased operations as discussed above. We expect other rentals and landing fees expense to increase in the first quarter of 2022, as compared to the same period in 2021, as we rebuild operational capacity and passenger travel demand continues to improve, and due to inflationary pressures and increased infrastructure projects at various airports in which we operate, the costs of which are passed onto airlines.

Special items
During the twelve months ended December 31, 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement (CPA) with a third-party carrier. We reclassified approximately $23.6 million to assets held for sale and recognized a one-time expense of $6.4 million to write-down the asset group to fair value. Additionally, we recorded a charge of approximately $2.6 million for the early termination of the CPA.
During the twelve months ended December 31, 2020 we recognized approximately $184.1 million of special items expense, comprised of the following:
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
•During the third quarter of 2020, we announced and completed voluntary separation programs across each of our labor groups providing for one-time severance payments, the establishment of health reimbursement accounts and other benefits. Additionally, we announced involuntary separation and temporary leave programs, the majority of which were effective October 1, 2020. We recorded $17.8 million in severance and benefits as an operating special item and $5.7 million related to special termination benefits and curtailment loss as a nonoperating special item in the Consolidated Statements of Operations.
•During the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off of approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic. Additionally, we recorded $0.3 million in additional costs for the finalization of the separation programs discussed above.
Government grant recognition

During the years ended December 31, 2021 and 2020, we received $372.4 million and $300.9 million in federal payroll support payments, of which $320.6 million and $240.6 million, respectively, was in the form of a grant. These funds were required to be used exclusively for the payment of employee wages, salaries and benefits. During the years ended December 31, 2021 and 2020, we recognized approximately $320.6 million and $240.6 million, respectively, as contra-expense in the Consolidated Statements of Operations. As of December 31, 2021, we utilized all funds received under the federal payroll support programs to pay salaries and wages and reinstate employees previously impacted by involuntary leaves and terminations.
Other expense
Other expense increased by $9.0 million, or 8.6%, for the year ended December 31, 2021, as compared to 2020. The increase was primarily attributed to our ramp up of operations and increase in technology projects, including personnel-related expenditures for crew travel, professional and technical services, and other miscellaneous expenditures. We expect other expense to increase during the first quarter of 2022 as we continue to rebuild operational capacity.

Nonoperating expense, net
Net nonoperating expense increased by $50.3 million in the year ended December 31, 2021, as compared to the prior year. The increase in expense was primarily attributed to an increase in interest expense as a result of the $1.2 billion loyalty and intellectual property financing completed in February 2021 combined with the recognition of approximately $38.9 million in losses related to the extinguishment of long-term debt. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional discussion. These losses were offset by approximately $27.6 million in unrealized gains associated with our Japanese Yen-denominated debt as a result of favorable exchange rates.

Income Tax Expense

Our effective tax rate was 21.9% for the year ended December 31, 2021, compared with 27.0% for the prior year. The effective tax rate represents a blend of federal and state taxes and includes the impact of the $4.4 million valuation allowance reserve recorded against state deferred tax assets. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional discussion.

Liquidity and Capital Resources

Since the beginning of the COVID-19 pandemic in early 2020, we took various actions to increase liquidity and strengthen our financial position. For discussion on the actions we took in 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021. Refer to Cash Flow and Uses of Liquidity section for discussion of 2021 financing activities.

Cash, cash equivalents (excluding restricted cash) and short-term investments totaled approximately $1.7 billion as of December 31, 2021, compared to $0.9 billion as of December 31, 2020.

As of December 31, 2021, our current assets exceeded our current liabilities by approximately $902.9 million as compared to $113.93 million as of December 31, 2020. Approximately $631.2 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never experienced such an unprecedented event impacting global travel and, as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic remains uncertain. However, we expect to meet our liquidity needs for the next twelve months with cash and cash equivalents (excluding restricted cash), short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Cash Flow and Uses of Liquidity
Operating Activities

Net cash provided by operating activities was $251.3 million in the year ended December 31, 2021 compared to net cash used in operating activities of $310.7 million in the prior year. Our operating cash flows are impacted by the following factors:
Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. The ongoing impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. As discussed above, we noted marked improvements in air travel demand in 2021, as compared to 2020; however, demand (measured in passengers flown) and revenue remain well below 2019 levels. The ongoing impact and severity of the reduction in travel demand due to COVID-19 and related variants are uncertain, as described in Item 1A. Risk Factors.
Fuel. Fuel expense represented approximately 21.6% of our total operating expense in 2021. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. We expect fuel consumption to increase in the first quarter of 2022 as compared to the same period in 2021 as we continue to ramp up operational capacity.
Pension and Other Postretirement Benefit Plan Funding. We sponsor a defined pension plan covering eligible pilots and retirees. This plan is closed to new entrants and frozen for future benefit accruals. Additionally, we sponsor four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits. As of December 31, 2021, the excess of the projected benefit obligations over the fair value of plan assets was approximately $168.4 million. We contributed $4.1 million to our disability plan in both 2021 and 2020.

During the years ended December 31, 2021 and 2020, we were not required to, and did not make, contributions to our defined benefit pension plan. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and funding status, we do not anticipate requiring any cash contributions to our defined benefit plan between 2022 through 2024. For our pilot's disability plan, we anticipate annual contributions to the plan of approximately $4.0 million between 2022 and 2026.
Government Support Programs. Operating cash flows for the twelve months ended December 31, 2021 and 2020 included $320.6 million and $240.6 million in proceeds received as part of the government payroll support programs, all of which was utilized in each respective year to offset eligible payroll and payroll-related costs. As of December 31, 2021, all funds were utilized towards their stated purpose.
Operating Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements, as of December 31, 2021 we had a total of $502.5 million of minimum operating lease obligations. These minimum lease payments range from approximately $59.9 million to $104.5 million on an annual basis over the next five years.
Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of December 31, 2021, we had approximately $4.8 billion of such obligations, which range from approximately $439.8 million to $1.7 billion on an annual basis over the next five years.
Investing Activities
Short-Term Investments. During 2021, we acquired approximately $897.8 million (net of sales) in short-term investments, a portion of which was funded from proceeds we obtained through our financing transactions. See Note 5 of the Notes to the Consolidated Financial Statements for further information on these investments.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications and technology enhancements. Our capital expenditures decreased to $39.3 million in 2021 as compared to $105.3 million in 2020, primarily as a result of the ongoing impacts of the COVID-19 pandemic and our focus on strengthening our financial position.
We expect that we will have capital expenditures between approximately $105 million and $125 million in 2022, primarily for aircraft, including advance deposit payments for future aircraft deliveries and aircraft modifications, along with facility upgrades and technology enhancements. We expect that the capital expenditures in 2022 will be funded through available liquidity and cash flows from operations. We have committed to future aircraft purchases, with scheduled deliveries between 2023 and 2026.
As of December 31, 2021, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2023 and 2025
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $92 million in 2022, $418 million in 2023, $503 million in 2024, $411 million in 2025, and $234 million in 2026.
In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2021, we received notification of further delivery delays, and we have agreed to defer delivery of our first two aircraft from the scheduled delivery date at the end of 2022, to the first half of 2023. The remainder of the B787-9 delivery schedule has not changed. Refer to Note 9 of the Notes to Consolidated Financial Statements for additional discussion.

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
Financing Activities
Debt and finance lease obligations. As discussed above, in response to the COVID-19 pandemic that began in early 2020, we took actions to shore up our liquidity and financial position. In February 2021, we also completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026. See above and Note 8 of the Notes to the Consolidated Financial Statements for more information on the offering.
As our liquidity stabilized following the offering, we repaid approximately $440.9 million in future debt obligations during the year ended December 31, 2021 as follows:
•In February 2021, we (a) paid in full the $45.0 million ERP loan issued pursuant to the CARES Act, and in connection with such repayment, terminated the Amended and Restated Loan Agreement. The warrants remain outstanding pursuant to the terms of the agreement, and (b) repaid the $235.0 million outstanding balance drawn on our revolving credit facility. The revolving credit facility matures in December 2022 and remains available to draw upon at a future date in the event the need arises.
•In October 2021, we repurchased approximately $160.9 million of our outstanding 7.375% Series 2020-1A Pass Through Certificates due 2027 and 11.250% Series 2020-1B Pass Through Certificates due 2025, and incurred a $34.9 million loss on extinguishment of debt, which is recorded in loss on extinguishment of debt in non-operating expense in the Consolidated Statements of Operations.
In addition, we received approximately $372.4 million through government payroll support programs discussed above, of which approximately $51.7 million was issued as a Note due at maturity in 2031.
As of December 31, 2021 our total debt was $1.8 billion, compared to $1.1 billion as of December 31, 2020.
Future Debt Obligations. As described in Note 8 of the Notes to the Consolidated Financial Statements, as of December 31, 2021, scheduled maturities of our debt in 2022 and 2023 were $98.7 million and $63.7 million, with scheduled maturities from 2024 through 2026 of $61.6 million, $79.1 million, and $1,347.4 million, respectively. As of December 31, 2021, scheduled maturities after 2026 aggregate to $188.3 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2021, these interest obligations total $87.0 million in 2022, $84.0 million in 2023, $82.2 million in 2024, $80.1 million in 2025, $24.3 million in 2026, and $11.7 million thereafter.
Finance Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements as of December 31, 2021, we had a total of $125.1 million of minimum finance lease obligations. These minimum lease payments range from approximately $11.3 million to $29.5 million on an annual basis over the next five years.
Issuance of Equity. In December 2020, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Goldman Sachs & Co. LLC (the Managers) relating to the issuance and sale of up to 5.0 million shares of our common stock, par value $0.01 per share. During the twelve months ended December 31, 2021, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. As of March 5, 2021, we sold all of the 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with net proceeds of approximately $109.3 million.
Return to Shareholders. In November 2018, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. On March 18, 2020, we indefinitely suspended all repurchases under the approved repurchase plan in connection with our receipt of financial assistance under federal Payroll Support Programs, which restricts us from repurchasing shares and making dividend payments until September 30, 2022. We spent $7.5 million to repurchase and retire approximately 0.3 million shares of our common stock in open market transactions during the year ended December 31, 2020.

The following table displays information with respect to our stock repurchase programs as of December 31, 2021:

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

We declared and paid cash dividends of $0.0 million, $5.5 million, and $22.8 million in 2021, 2020, and 2019, respectively. Our receipt of financial assistance under federal Payroll Support Programs precludes us from making any further dividend payments until September 30, 2022.

Undrawn Lines of Credit. As of December 31, 2021, we had approximately $235.0 million undrawn and available under our revolving credit facility that matures in December 2022. We are currently exploring options to renew our revolving credit facility.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, are reported as restricted cash in our Consolidated Balance Sheets. As of December 31, 2021 and 2020, there were no holdbacks held with our credit card processors. In the event of a material adverse change in our business, the holdback could increase to an amount up to 100% of the applicable credit card activity for all unflown tickets, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Covenants. We are in compliance with covenants in our debt and lease agreements at December 31, 2021.

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
•During the year ended December 31, 2021, we recognized $320.6 million in contra-expense related to grant proceeds from the federal payroll support programs as compared to $240.6 million recognized in the prior year. The grant proceeds were recognized in proportion to estimated wages and benefits expense over the period the grant covers. We utilized all proceeds under the federal payroll support programs as of December 31, 2021.
•Losses on the extinguishment of debt are excluded to allow investors to better analyze our core operational performance and more readily compare our results to other results in the periods presented below.
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
•Change in unrealized losses (gains) on foreign debt are based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
Special Items
During the twelve months ended December 31, 2020 we recognized approximately $184.1 million of special items expense, comprised of the following:
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
◦We recognized a goodwill impairment charge of $106.7 million. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional discussion.
•During the second quarter of 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional discussion.
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
•During the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of approximately $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic. Additionally, we recorded $0.3 million in additional costs for the finalization of the voluntary and involuntary separation programs discussed above.
During the twelve months ended December 31, 2021, we recognized approximately $9.0 million of special items expense, comprised of the following:
•During the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a CPA with a third-party carrier. The asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets. We fair valued the asset group resulting in the write-down of approximately $6.4 million. Additionally, we recorded an early termination charge associated with the CPA of approximately $2.6 million.

We believe that excluding such special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2021		2020		2019
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income (loss), as reported	$(144,773)	$(2.85)	$(510,935)	$(11.08)	$223,984	$4.71
Adjusted for:
CARES Act - carryback of additional NOLs	—	—	(45,416)	(0.99)	—	—
Government grant recognition	(320,645)	(6.32)	(240,648)	(5.22)	—	—
Loss on extinguishment of debt	38,889	0.77	—	—	—	—
Changes in fair value of fuel derivative contracts	(382)	(0.01)	(2,105)	(0.05)	(5,694)	(0.13)
Unrealized loss (gain) on non-designated fx positions	(1,352)	(0.03)	1,327	0.03	—	—
Unrealized loss (gain) on foreign debt	(27,593)	(0.54)	14,759	0.32	696	0.02
Gain on sale of aircraft	—	—	—	—	(1,948)	(0.04)
Special items	8,983	0.18	184,111	3.99	—	—
Nonoperating special items	—	—	5,682	0.12	—	—
Tax effect of adjustments	63,441	1.25	42,252	0.92	1,845	0.04
Adjusted net income	$(383,432)	$(7.55)	$(550,973)	$(11.96)	$218,883	$4.60

Operating Costs per Available Seat Mile (CASM)

We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and special items (if applicable) to measure and monitor its costs. CASM and CASM excluding fuel and non-recurring items are summarized in the table below:

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except for CASM figures)
GAAP operating expenses	$1,679,148		$1,492,424		$2,504,751
Adjusted for:
Aircraft fuel, including taxes and delivery	(363,003)		(161,363)		(542,573)
Government grant recognition	320,645		240,648		—
Special items	(8,983)		(184,111)		—
Gain on sale of aircraft	—		—		1,948
Adjusted operating expenses	$1,627,807		$1,387,598		$1,964,126
Available Seat Miles	14,535,425		7,560,486		20,596,711
CASM—GAAP	11.55	¢	19.74	¢	12.16	¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.50)		(2.13)		(2.63)
Government grant recognition	2.21		3.18		—
Special items	(0.06)		(2.44)		—
Gain on sale of aircraft	—		—		0.01
Adjusted CASM	11.20	¢	18.35	¢	9.54	¢

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

The value of unused passenger tickets is included in current liabilities as Air traffic liability. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, we announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, we announced the further extension of ticket validity to December 31, 2022, which also includes all Main Cabin and First Class passenger tickets purchased in 2021. We record an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, forecasted trends and the extension of the expiration date for certain tickets impacted by COVID-19. During the year ended December 31, 2021, we recognized approximately $48.3 million in advanced ticket breakage. The primary assumption utilized in our calculation of advanced ticket breakage involves an estimate of future breakage patterns, which is based on a combination of historical activity and expected customer behavior. A 10% change in this rate represents a change of approximately $4.8 million in advanced ticket breakage. Given the ongoing impact of the COVID-19 pandemic on actual results and its continued impact on travel demand, we continue to monitor customers' travel behavior and may adjust our estimates in the future.

Ticket change fees are recorded in Air traffic liability and recognized when the related transportation is provided. During the twelve months ended December 31, 2021 and 2020, we recognized approximately $4.8 million and $11.3 million, respectively in ticket change fee revenue.
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

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, we forecast future credit card activity based on historical data. The relative selling price is determined using management's estimated standalone selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, number of miles awarded and number of miles redeemed. We estimate the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

In April 2021, we announced the elimination of our HawaiianMiles expiration policy, effective April 1, 2021. Prior to this change in policy, miles expired after 18 months of member account inactivity. We review our breakage estimates annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). Our estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Due to the effects of the COVID-19 pandemic, including changes to our ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available. We do not believe that the change in expiration policy will have a material impact on our accounting estimates and will continue to evaluate the impact of this change as additional information becomes available.

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
The significant assumptions as of December 31, 2021 are as follows:

Pension:
Discount rate to determine projected benefit obligation	2.98%
Expected return on plan assets	6.29%	^
Postretirement:
Discount rate to determine projected benefit obligation	2.99%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.25%
Ultimate	4.75%
Years to reach ultimate trend rate	6
Disability:
Discount rate to determine projected benefit obligation	3.03%
Expected return on plan assets	4.28%	^
N/A      Not Applicable
^    Expected return on plan assets used to determine the net periodic benefit expense for 2022 is 6.06% for the pension plans and 4.35% for the disability plan.

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2022 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2022 pension expense	$3.9
Increase in estimated 2022 disability benefit expense	0.5
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2021	$54.4
Increase in other postretirement benefit obligation as of December 31, 2021	21.7
Decrease in estimated 2022 pension expense (operating and nonoperating)	(0.7)
Increase in estimated 2022 other postretirement benefit expense (operating and nonoperating)	0.9
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2021	$9.7
Increase in estimated 2022 other postretirement benefit expense (operating and nonoperating)	1.0

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2021	$8.3
Increase in estimated 2022 other postretirement benefit expense (operating and nonoperating)	1.2
Long-Lived Assets
Our long-lived assets used in operations, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the Consolidated Balance Sheets, and have a carrying value of approximately $2.0 billion at December 31, 2021. We review long-lived assets used in operations for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.

As a result of the COVID-19 pandemic, in 2020 we identified indicators of impairment of our long-lived assets. During the second quarter of 2020, it was determined that the net carrying values of our ATR-42 and ATR-72 fleets and assets held under our commercial real estate subsidiary were not recoverable through the generation of future undiscounted cash flows as of June 30, 2020. We estimated the fair value of our ATR-42 and ATR-72 fleets using a third-party valuation, which takes into consideration market pricing information, among other factors, and resulted in a $27.5 million impairment charge. We estimated the fair value of our commercial real-estate entity using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, which resulted in a $3.4 million impairment charge. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate.
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
In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which utilizes the ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, which were temporarily suspended in late 2020, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets. Additionally, during the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and as of December 31, 2021, reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets. Management expects to complete the sale of the above referenced assets within 12 months from the original designation date, and will continue to monitor the asset groups for potential impairment.

In addition, we will continue to monitor the duration and extent of the impact of the COVID-19 pandemic on our business and will continue to evaluate our current fleet and other long-lived assets for impairment accordingly.
Income Tax Valuation Allowance
We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets and establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry's historically cyclical financial results and potential current and future tax planning strategies. We cannot presently determine when we will be able to generate sufficient taxable income to realize all of our state deferred tax assets. Accordingly, as of December 31, 2021 and 2020, we recorded a valuation allowance of $14.1 million and $9.6 million, respectively, against our deferred tax assets. If we determine that it is more likely than not that we will generate sufficient taxable income to realize the remainder of our deferred income tax assets, we will reverse our valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made.
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
Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense and changes in fuel prices could materially impact the results of operations. A one cent increase in the cost of a gallon of jet fuel would result in approximately $2.7 million in additional annual fuel expense based on 2019 consumption. Given the ongoing uncertainties of the impact of the COVID-19 pandemic, our fuel consumption was significantly less than our historical and expected future consumption. Approximately 56% of our fuel was purchased based on Singapore jet fuel prices, 36% was purchased based on U.S. West Coast jet fuel prices, and 8% on other jet fuel prices.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2021, we have no outstanding fuel derivative positions.
Interest Rates
Our exposure to market risk associated with changes in interest rates is primarily associated with our debt obligations. At December 31, 2021, we had $1.8 billion of fixed-rate and no variable-rate debt. Market risk associated with our fixed rate long-term debt relates to the potential reduction in fair value from an increase in interest rates. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $31.3 million at December 31, 2021.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2021, the Company did not have any open derivative instruments designated for hedge accounting. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a change in annual pretax income of approximately $30.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Calculation and recognition of air traffic liability breakage
Description of the Matter
At December 31, 2021, the Company’s Air traffic liability (excluding frequent flyer) was $448.2 million, which included passenger tickets that are subject to extended ticket validity due to the impact of COVID-19. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company records an estimate of breakage revenue in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates) for tickets that will expire unused based on actual historical results and forecasted trends.

Auditing the estimate of breakage revenue was complex and highly judgmental due to significant judgments required in determining the breakage rate to be applied to tickets with extended validity given the impact COVID-19 is having on customer travel behavior and forecasted trends.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the significant underlying assumptions and data inputs used in the model.

To test the estimated breakage rates, our audit procedures included, among others, evaluating the methodology, significant assumptions, and underlying data utilized by the Company. We evaluated the methodology and significant assumptions applied by management in their calculation of breakage for consistency with prior reporting periods and appropriateness based on the applicable accounting framework. We compared the forecasted data to historical results and evaluated the sensitivity of the breakage revenue caused by variations in the forecasted data.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1999.

Honolulu, Hawai'i
February 10, 2022

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,370,902	$664,799	$2,597,772
Other	225,682	180,014	234,456
Total	1,596,584	844,813	2,832,228
Operating Expenses:
Wages and benefits	698,101	628,558	723,656
Aircraft fuel, including taxes and delivery	363,003	161,363	542,573
Aircraft rent	109,476	103,890	118,904
Maintenance materials and repairs	170,048	121,571	249,772
Aircraft and passenger servicing	105,675	58,016	164,275
Commissions and other selling	72,512	46,297	130,216
Depreciation and amortization	138,299	151,665	158,906
Other rentals and landing fees	116,772	73,808	129,622
Purchased services	103,213	99,050	131,567
Special items	8,983	184,111	—
Government grant recognition	(320,645)	(240,648)	—
Other	113,711	104,743	155,260
Total	1,679,148	1,492,424	2,504,751
Operating Income (Loss)	(82,564)	(647,611)	327,477
Nonoperating Income (Expense):
Other nonoperating special items	—	(5,682)	—
Interest expense and amortization of debt discounts and issuance costs	(110,431)	(40,439)	(27,864)
Interest income	8,603	8,731	12,583
Capitalized interest	3,357	3,236	4,492
Other components of net periodic benefit cost, excluding settlements	3,566	1,300	(3,864)
Gains (losses) on fuel derivatives	217	(6,930)	(6,709)
Loss on extinguishment of debt	(38,889)	—	—
Other, net	30,818	(12,657)	(1,119)
Total	(102,759)	(52,441)	(22,481)
Income (Loss) Before Income Taxes	(185,323)	(700,052)	304,996
Income tax expense (benefit)	(40,550)	(189,117)	81,012
Net Income (Loss)	$(144,773)	$(510,935)	$223,984
Net Income (Loss) Per Common Stock Share:
Basic	$(2.85)	$(11.08)	$4.72
Diluted	$(2.85)	$(11.08)	$4.71
Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,769	46,100	47,435
Diluted	50,769	46,100	47,546
Cash Dividends Declared Per Common Share	$—	$0.12	$0.48

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net Income (Loss)	$(144,773)	$(510,935)	$223,984
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax expense of $13,107 for 2021, and net of tax benefit of $2,315, and $4,349 for 2020 and 2019, respectively	41,156	(8,153)	(12,173)
Net change in derivative instruments, net of tax benefit of $1,098 for 2020 and net of tax expense of $21 for 2019	—	(3,341)	24
Net change in available-for-sale investments, net of tax benefit of $2,784 for 2021, net of tax expense of $273 and $459 for 2020 and 2019, respectively	(8,467)	850	1,406
Total Other Comprehensive Income (Loss)	32,689	(10,644)	(10,743)
Total Comprehensive Income (Loss)	$(112,084)	$(521,579)	$213,241

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020

	2021	2020
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$490,561	$509,639
Restricted cash	17,267	—
Short-term investments	1,241,752	354,782
Accounts receivable, net	92,888	67,527
Income taxes receivable	71,201	95,002
Spare parts and supplies, net	34,109	35,442
Prepaid expenses and other	66,127	56,086
Total	2,013,905	1,118,478
Property and equipment, net	1,957,623	2,085,030
Other Assets:
Assets held for sale	29,449	—
Operating lease right-of-use assets	536,154	627,359
Long-term prepayments and other	80,489	133,663
Intangible assets, net	13,500	13,500
Total Assets	$4,631,120	$3,978,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$114,400	$112,002
Air traffic liability and current frequent flyer deferred revenue	631,157	533,702
Other accrued liabilities	165,050	140,081
Current maturities of long-term debt, less discount	97,096	115,019
Current maturities of finance lease obligations	24,149	21,290
Current maturities of operating leases	79,158	82,454
Total	1,111,010	1,004,548
Long-Term Debt	1,704,298	1,034,805
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	100,995	120,618
Noncurrent operating leases	423,293	503,376
Accumulated pension and other postretirement benefit obligations	160,817	217,737
Other liabilities and deferred credits	78,340	78,908
Noncurrent frequent flyer deferred revenue	296,484	201,239
Deferred tax liability, net	186,797	216,642
Total	1,246,726	1,338,520
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share, 51,233,369 and 48,145,093 shares issued and outstanding as of December 31, 2021 and 2020, respectively	512	481
Capital in excess of par value	269,575	188,593
Accumulated income	380,837	525,610
Accumulated other comprehensive loss, net	(81,838)	(114,527)
Total	569,086	600,157
Total Liabilities and Shareholders' Equity	$4,631,120	$3,978,030
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2021, 2020 and 2019

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
			(in thousands)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	223,984	—	223,984
Dividends declared on common stock	—	—	—	(22,774)	—	(22,774)
Other comprehensive loss	—	—	—	—	(10,743)	(10,743)
Issuance of 97,263 shares of common stock, net of shares withheld for taxes	1	—	(1,050)	—	—	(1,049)
Repurchase and retirement of 2,515,684 shares common stock	(25)	—	—	(68,744)	—	(68,769)
Share-based compensation expense	—	—	8,253	—	—	8,253
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Loss	—	—	—	(510,935)	—	(510,935)
Dividends declared on common stock	—	—	—	(5,514)	—	(5,514)
Other comprehensive loss	—	—	—	—	(10,644)	(10,644)
Issuance of 143,354 shares of common stock, net of shares withheld for taxes	1	—	(1,374)	—	—	(1,373)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
CARES Act warrant issuance, net of tax	—	—	7,409	—	—	7,409
Share-based compensation expense	—	—	4,936	—	—	4,936
Issuance of 2,139,790 shares of common stock related to At-the-market offering	21	—	41,971	—	—	41,992
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(144,773)	—	(144,773)
Other comprehensive income	—	—	—	—	32,689	32,689
Issuance of 228,066 shares of common stock, net of shares withheld for taxes	2	—	(2,022)	—	—	(2,020)
CARES Act warrant issuance, net of tax	—	—	4,419	—	—	4,419
Share-based compensation expense	—	—	8,645	—	—	8,645
Issuance of 2,860,210 shares of common stock related to At-the-market offering	29	—	69,940	—	—	69,969
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2021 and 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2021 and 2020.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$(144,773)	$(510,935)	$223,984
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	—	—	649
Depreciation and amortization of property and equipment	138,299	151,665	158,714
Deferred income taxes, net	(41,624)	(72,188)	124,068
Goodwill impairment	—	106,662	—
Impairment of assets	6,383	38,933	—
Stock compensation	8,645	4,936	8,253
Loss on extinguishment of debt	38,889	—	—
Amortization of debt discounts and issuance costs	9,223	4,012	2,976
Employer contributions to pension and other postretirement plans	(10,232)	(7,691)	(7,169)
Pension and postretirement benefit cost	8,178	8,398	12,120
Special termination benefits and curtailment loss	—	5,682	—
Change in unrealized gain on fuel derivative contracts	(383)	(2,106)	(5,694)
Foreign currency debt remeasurement (gain) loss	(27,593)	14,760	493
Other, net	7,275	(7,007)	2,564
Changes in operating assets and liabilities:
Accounts receivable, net	(25,361)	29,853	(24,756)
Income taxes receivable	23,804	(30,810)	19,605
Spare parts and supplies, net	(1,562)	(1,066)	(8,767)
Prepaid expenses and other current assets	(13,140)	24,410	3,662
Accounts payable	5,785	(49,469)	6,244
Air traffic liability	146,655	(117,279)	(3,071)
Other accrued liabilities	24,366	(18,025)	(43,034)
Frequent flyer deferred revenue	46,045	70,318	17,618
Other assets and liabilities, net	52,459	46,239	(3,319)
Net cash provided by (used in) operating activities	251,338	(310,708)	485,140
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(39,264)	(105,313)	(397,421)
Proceeds from purchase assignment and sale leaseback transactions	—	114,000	—
Proceeds from disposition of equipment	755	—	9,595
Purchases of investments	(1,856,035)	(395,793)	(312,768)
Sales of investments	958,242	288,336	301,662
Other	—	—	(6,275)
Net cash used in investing activities	(936,302)	(98,770)	(405,207)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	41,196	—
Long-term borrowings	1,251,705	602,264	227,889
Repayments of long-term debt and finance lease obligations	(611,725)	(78,824)	(109,128)
Dividend payments	—	(5,514)	(22,774)
Repurchases of common stock	—	(7,510)	(68,769)
Debt issuance costs and discounts	(24,776)	(4,975)	(1,623)
Other	(183)	(576)	(1,049)
Net cash provided by financing activities	683,153	546,061	24,546
Net increase (decrease) in cash and cash equivalents	(1,811)	136,583	104,479
Cash, cash equivalents, and restricted cash—Beginning of Year	509,639	373,056	268,577
Cash, cash equivalents, and restricted cash—End of Year	$507,828	$509,639	$373,056
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
Short Term Investments
Debt and equity securities and other investments measured at net asset value are classified as available-for-sale and are stated at fair value. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within nonoperating income (expense) in the Consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss).
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

The following table summarizes the Company's property and equipment:

	2021	2020
	(in thousands)
Flight equipment	$2,482,686	$2,526,440
Pre-delivery deposits on flight equipment	83,034	75,089
Other property and equipment	391,869	378,020
	2,957,589	2,979,549
Less accumulated depreciation and amortization	(999,966)	(894,519)
Total property and equipment, net	1,957,623	2,085,030

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	15-16 years, 5 - 34% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
Flight and ground equipment under finance lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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
Aircraft under finance leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other finance leases was $147.8 million and $124.3 million as of December 31, 2021 and 2020, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the Consolidated Balance Sheets, was $21.1 million and $29.2 million at December 31, 2021 and 2020, respectively. The value of construction in progress, primarily consisting of aircraft in 2021 and 2020, which is included in property and equipment on the Consolidated Balance Sheets, was $42.4 million and $27.5 million as of December 31, 2021 and 2020, respectively. Amortization expense related to computer software was $13.1 million, $15.7 million and $17.5 million for the years ended December 31, 2021, 2020, and 2019 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2021 and 2020, the Company had approximately $5.9 million and $56.3 million, respectively in prepayments to one of its power-by-the-hour vendors, which is recoverable over the next one year.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Goodwill and Intangible Assets
The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized and the Company assesses the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company assesses the value of its goodwill and indefinite-lived assets under either a qualitative or quantitative approach.
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
As of December 31, 2021, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company assesses its indefinite-lived assets under a qualitative approach. The Company analyzes market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.
Impairment of Long-Lived Assets
Long-lived assets used in operations, consist principally of property and equipment and have a carrying value of approximately $2.0 billion at December 31, 2021. Long-lived assets are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
During the year ended December 31, 2020, the Company recorded an impairment charge of $39.4 million related to its ATR-42 and ATR-72 fleet, assets held under its commercial real estate subsidiary, and software-related projects that were discontinued as a result of the COVID-19 pandemic. In 2021, the Company announced the termination of its 'Ohana by Hawaiian operations, which operated the ATR-42 and ATR-72 aircraft under a capacity purchase agreement with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote down the related assets by approximately $6.4 million to fair value, less cost to sell, and reclassified approximately $23.4 million as assets held for sale on the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Consolidated Balance Sheets. The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.
Additionally, in the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets.

The Company will continue to monitor the duration and extent of the impact of the COVID-19 pandemic on its business and will continue to evaluate its current fleet and other long-lived assets for impairment accordingly.
Assets Held for Sale
Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying amount or fair value less cost to sell. Gains and losses realized on transactions are recognized immediately. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. See Note 11 of the Notes to the Consolidated Financial Statements for additional discussion.
Revenue Recognition

The Company records direct passenger ticket sales and tickets sold by other airlines for use on Hawaiian as passenger revenue when the transportation is provided or upon scheduled flights for tickets expected to expire unused. The value of unused passenger tickets is included in current liabilities as Air traffic liability. Passenger revenue associated with unused tickets, which represent unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates).
Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, the Company announced the further extension of ticket validity for eligible tickets impacted by the COVID-19 pandemic, including all Main Cabin and First Class passenger tickets purchased in 2021, to December 31, 2022. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information, available market information, forecasted trends, and the extension of the ticket validity date for those tickets impacted by COVID-19 and applies the estimated spoilage rate to passenger revenues for each specific period. During the year ended December 31, 2021, the Company recognized approximately $48.3 million in advanced ticket breakage. Given the impact of the COVID-19 pandemic on actual results along with reductions in operational capacity, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future.
Ticket change fees are recorded in Air traffic liability and recognized when the related transportation is provided. During the twelve months ended December 31, 2021, 2020 and 2019, the Company recognized approximately $4.8 million, $11.3 million and $28.2 million, respectively in ticket change fee revenue.
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
Frequent Flyer Program
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606 requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
passengers. The allocated value of the miles is deferred until the free travel is used by the passenger, at which time it is included in revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. The equivalent ticket value (ETV) includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. The Company's estimate of ETV takes into consideration quantitative and qualitative factors, such as program changes and fares of similar tickets, and consideration of cabin class and geographic region.

The Company also sells mileage credits to companies participating in its frequent flyer program. These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities. The marketing and brand performance obligations are effectively provided each time a HawaiianMiles members uses the co-branded credit card and monthly access to customers lists and marketing is provided, which corresponds to the timing of when the Company issues or is obligated to issue the mileage credits to the HawaiianMiles member. Therefore, the Company recognizes revenue for the marketing and brand performance obligation when HawaiianMiles members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with the Company's performance in satisfying the obligation.

In 2018, the Company amended its partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for the Company's co-branded cardholders. The amended agreement did not change, and includes the following performance obligations; (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation), (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance), (iii) marketing, and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. The Company determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, the Company forecasts future credit card activity based on historical data. The relative selling price is determined using management's estimated standalone selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. Accordingly, the Company determines its best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, number of miles awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

In April 2021, the Company announced the elimination of its HawaiianMiles expiration policy, effective immediately. Prior to April 2021, miles expired after 18 months of member account inactivity. The Company reviews its breakage estimates, which impacts ETV and loyalty recognition patterns, annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). The Company's estimate of the expected expiration of miles requires management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Due to the effects of the COVID-19 pandemic, including changes to the Company's ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Costs to Obtain or Fulfill a Contract
In order for the Company to provide transportation to its customers, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2021 and 2020, the Company's asset balance associated with these costs were $13.9 million and $9.1 million, respectively. During the twelve months ended December 31, 2021, 2020, and 2019, expenses related to these costs totaled to $45.1 million, $24.6 million, and $91.0 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
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
The Company uses the corridor approach in the valuation of its defined benefit pension and other postretirement and postemployment plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. These unrecognized actuarial gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the expected average remaining service period of active plan participants for the open plans and is amortized over the expected average remaining lifetime of inactive participants for plans whose population is "all or almost all" inactive.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $20.2 million, $15.3 million and $22.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Capitalized Interest
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of the awards is estimated using the following: (1) option-pricing models for grants of stock options or (2) fair value at the measurement date (usually the grant date) for restricted stock units (RSU) subject to service and / or performance-based vesting. The resulting cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award. The Company's policy is to recognize forfeitures as they occur.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Income Taxes
We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates. Deferred tax assets and liabilities are net by jurisdiction and are recorded as noncurrent on the consolidated balance sheets.
A valuation allowance is recorded to reduce deferred tax assets when necessary. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies, where applicable. See Note 10 of the Notes to the consolidated financial statements for additional discussion.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted ASU 2019-12 effective January 1, 2021 and its adoption did not have a material effect on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (ASU 2021-10), which requires entities to provide disclosures around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements. This guidance is effective for fiscal years beginning after December 15, 2021. The Company early adopted ASU 2021-10 effective January 1, 2021 and its adoption did not have a material effect on the Company's consolidated financial statements as the adoption only impacted annual financial statement footnote disclosures.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2021	2020	2019	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains	$—	$(3,075)	$(5,307)	Passenger revenue
Foreign currency derivative gains	—	(3,945)	—	Nonoperating Income (Expense), Other, net
Total before tax	—	(7,020)	(5,307)
Tax expense	—	1,737	2,616
Total, net of tax	$—	$(5,283)	$(2,691)
Amortization of defined benefit pension items
Actuarial loss	$4,195	$4,048	$3,201	Nonoperating Income (Expense), Other, net
Prior service cost	370	712	225	Nonoperating Income (Expense), Other, net
Special termination benefits	—	5,258	—	Other nonoperating special items
Curtailment loss	—	424	—	Other nonoperating special items
Total before tax	4,565	10,442	3,426
Tax benefit	(1,103)	(2,309)	(902)
Total, net of tax	$3,462	$8,133	$2,524
Short-term investments
Realized (gain) loss on sales of investments, net	(1,531)	(689)	(192)	Nonoperating Income (Expense), Other, net
Total before tax	(1,531)	(689)	(192)
Tax expense	379	168	47
Total, net of tax	(1,152)	(521)	(145)
Total reclassifications for the period	$2,310	$2,329	$(312)
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2021	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$(116,181)	$1,654	$(114,527)
Other comprehensive income (loss) before reclassifications, net of tax	—	37,694	(7,315)	30,379
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	3,462	(1,152)	2,310
Net current-period other comprehensive income (loss), net of tax	—	41,156	(8,467)	32,689
Ending balance	$—	$(75,025)	$(6,813)	$(81,838)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2020	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	1,942	(16,286)	1,371	(12,973)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,283)	8,133	(521)	2,329
Net current-period other comprehensive income (loss), net of tax	(3,341)	(8,153)	850	(10,644)
Ending balance	$—	$(116,181)	$1,654	$(114,527)

3. Earnings Per Share
Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 550,112 and 227,545 for the twelve months ended December 31, 2021 and 2020, respectively. The following table shows the Company's computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(144,773)	$(510,935)	$223,984
Denominator:
Weighted average common shares outstanding—Basic	50,769	46,100	47,435
Dilutive effect of share-based awards and warrants	—	—	111
Weighted average common shares outstanding—Diluted	50,769	46,100	47,546
Net Income (Loss) Per Common Stock Share:
Basic	$(2.85)	$(11.08)	$4.72
Diluted	$(2.85)	$(11.08)	$4.71
4. Revenue Recognition
Passenger & Other revenue - The Company's contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company often charges additional fees for items such as baggage and other miscellaneous ancillary services. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights, is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$1,504,151	$640,153	$2,057,650
Pacific	92,433	204,660	774,578
Total operating revenue	$1,596,584	$844,813	$2,832,228
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions. Domestic revenue includes the company's North America and Interisland operations. During the years ended December 31, 2021, 2020, and 2019, North America routes accounted for approximately 83%, 78% and 74% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Year Ended December 31,
	2021	2020	2019
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$1,264,059	$616,214	$2,440,909
Frequent flyer revenue, transportation component	106,843	48,585	156,863
Passenger Revenue	$1,370,902	$664,799	$2,597,772

Other revenue (e.g. cargo and other miscellaneous)	$126,349	$94,187	$147,237
Frequent flyer revenue, marketing and brand component	99,333	85,827	87,219
Other Revenue	$225,682	$180,014	$234,456
For the twelve months ended December 31, 2021, 2020, and 2019, the Company's total revenue was $1.6 billion, $0.8 billion, and $2.8 billion, respectively. As of December 31, 2021 and 2020, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $448.2 million and $308.2 million, respectively, which represents future revenue that is expected to be realized.
During the twelve months ended December 31, 2021, 2020, and 2019, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $184.0 million, $254.8 million, and $424.2 million, respectively.
Frequent Flyer
The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's Consolidated Balance Sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2021 and 2020, the balances were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$169,687	$218,886
Noncurrent frequent flyer deferred revenue	296,484	201,239
Total frequent flyer liability	$466,171	$420,125

The table below presents a roll forward of Frequent flyer deferred revenue for the years ended December 31, 2021 and 2020:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2021	2020
	(in thousands)
Total Frequent flyer liability - beginning balance	$420,125	$349,806
Miles awarded	155,178	120,345
Travel miles redeemed (Passenger Revenue)	(106,843)	(48,585)
Non-travel miles redeemed (Other Revenue)	(2,289)	(1,441)
Total Frequent flyer liability - ending balance	$466,171	$420,125

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Short-Term Investments
Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense).
The following is a summary of short-term investments held as of December 31, 2021 and 2020:

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$450,954	$277	$(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Asset-backed securities	142,035	883	(638)	142,280
Other fixed income securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt	$142,050	$1,354	$(12)	$143,392
U.S. government and agency securities	155,615	814	(1)	156,428
Other fixed income securities	54,928	34	—	54,962
Total short-term investments	$352,593	$2,202	$(13)	$354,782

Contractual maturities of short-term investments as of December 31, 2021 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt securities
Corporate debt securities	$30,425	$315,625	$100,529	$446,579
U.S. government and agency securities	25,742	340,858	5,707	372,307
Asset-backed securities	114,075	15,284	12,921	142,280
Other fixed income securities	11	12,532	6,765	19,308
Collateralized loan obligations	—	—	50,998	50,998
Bank notes	—	4,100	3,990	8,090
Total debt securities	$170,253	$688,399	$180,910	$1,039,562
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

Level 3 - Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	19,308	—	15,305	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held for sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527
Foreign currency derivatives	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$345,766	$297,698	$48,068	$—
Short-term investments
Corporate debt securities	198,355	—	198,355	—
U.S. government and agency securities	156,427	—	156,427	—
Total short-term investments	354,782	—	354,782	—
Fuel derivative contracts	43	—	43	—
Foreign currency derivatives	31	—	31	—
Total assets measured at fair value	$700,622	$297,698	$402,924	$—
Foreign currency derivatives	1,382	—	1,382	—
Total liabilities measured at fair value	$1,382	$—	$1,382	$—

Cash equivalents and restricted cash.  The Company's Level 1 cash equivalents consist of money market securities and mutual funds. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering.

Short-term investments.  The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, and bank notes, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and are valued using certain unobservable inputs including future cash flows and discount rates. The Company entered into all of its Level 3 investments during the fourth quarter of 2021, and as a result, cost approximates fair value as of December 31, 2021.

The reconciliation of our short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2021 is as follows:

	Short-term Investment Activity for the Twelve Months Ended December 31, 2021
	Other fixed income securities	Bank notes	Collateralized loan obligations	Total
	(in thousands)
Beginning balance as of December 31, 2020	$—	$—	$—	$—
Purchases and settlements, net	4,012	6,772	3,322	14,106
Realized and unrealized net losses	(9)	(19)	—	(28)
Ending balance as of December 31, 2021	$4,003	$6,753	$3,322	$14,078

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Other investments at net asset value ("NAV"). In accordance with relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are investments in a partnership for which a secondary market does not exist. Investments in the partnership are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. The Company can redeem its shares upon approval by the respective partnerships' managing member.

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

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts, and commercial real estate. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held for sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

The reconciliation of our assets held for sale measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2021 is as follows:

Assets Held for Sale Activity for the Twelve Months Ended December 31, 2021
(in thousands)
Beginning balance as of December 31, 2020	$—
Additions	29,607
Sales	(157)
Ending balance as of December 31, 2021	$29,449
The table below presents the Company's debt measured at fair value:

Fair Value of Debt
December 31, 2021					December 31, 2020
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)
$1,838,954	$1,808,530	$—	$—	$1,808,530	$1,171,349	$1,054,410	$—	$—	$1,054,410
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company uses a combination of derivative contracts to hedge its aircraft fuel expense. As of December 31, 2021, the Company did not hold any fuel derivative positions.
The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Losses realized at settlement	$(165)	$(9,035)	$(12,403)
Prior period unrealized amounts	382	2,487	8,181
Unrealized losses on contracts that will settle in future periods	—	(382)	(2,487)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$217	$(6,930)	$(6,709)
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

During the twelve months ended December 31, 2020, the Company de-designated certain hedged transactions with maturity dates through February 2022 as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $3.9 million from AOCI to nonoperating income in the period during the twelve months ended December 31, 2020. Future gains and losses related to these instruments continue to be recorded in nonoperating expense. As of December 31, 2021, the Company did not have any open foreign currency derivative instruments.

The following table presents the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
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

	(Gain) Loss recognized in AOCI on derivatives			(Gain) Loss reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019
	(in thousands)
Foreign currency derivatives	$—	$3,131	$(5,349)	$—	$(7,020)	$(5,307)
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $1.3 million as of December 31, 2020. As of December 31, 2021, there were no open derivative positions.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2021 and $0.4 million collateral posted with its counterparties as of December 31, 2020.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Debt
Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	December 31,
	2021	2020
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$196,338	$214,923
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022	45,090	75,565
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	30,213	37,526
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	26,271	33,573
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	91,041	121,480
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	70,269	86,018
Revolving credit facility, variable interest rate of LIBOR plus a margin of 2.25%, monthly interest payments, principal balance due at maturity in December 2022	—	235,000
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	48,245	216,976
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	19,504	45,010
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	—
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	—
CARES Act Economic Relief Program, variable interest rate of LIBOR plus a margin of 2.5%, quarterly interest payments, principal balance due at maturity in June 2024	—	45,000
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	—
Unamortized debt discount and issuance costs	(37,560)	(21,525)
Total debt	$1,801,394	$1,149,824
Less: Current maturities of long-term debt	(97,096)	(115,019)
Long-Term Debt, less discount	$1,704,298	$1,034,805

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
In August 2020, the Company completed a $262.0 million offering of Class A and B pass-through certificates, Series 2020-1 utilizing a pass through trust (the 2020-1 EETC). The terms of the loans have a final maturity date of September 2027 and September 2025, at fixed installment coupon rates of 7.375% and 11.250%, respectively. The 2020-1 EETC is secured by two A330-200 aircraft and six A321-200neo aircraft.

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

In October 2021, the Company repurchased approximately $160.9 million of its outstanding 7.375% Series 2020-1A Pass Through Certificates due 2027 and 11.250% Series 2020-1B Pass Through Certificates due 2025. The Company paid a premium on the repurchase, which resulted in the recognition of a loss on the extinguishment of debt of $34.9 million reflected as nonoperating income (expense) in the Consolidated Statement of Operations.

In January 2022, the Company made the final scheduled principal payment of $45.1 million for its Class B EETC-13 debt obligation.

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

At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item in the Consolidated Statements of Operations. During 2021 and 2020, the Company recorded foreign currency unrealized gains of $27.6 million and unrealized losses of $14.8 million, respectively.

Revolving Credit Facility

In March 2020, the Company drew down $235 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. In February 2021, the Company repaid the $235 million outstanding amount drawn on its revolving credit facility. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the London interbank offer rate plus a margin of 2.25%. The Credit Agreement requires that the Company maintain $300 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

As of December 31, 2021, the Company has $235 million undrawn and available under its revolving credit facility.

Payroll Support Program Loans

The Company participated in the initial PSP, the PSP Extension, and the PSP3. During the twelve months ended December 31, 2021, the Company received $372.4 million in payroll support payments. The support payments included total grants of

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
$320.6 million that were recognized as a contra-expense in the Consolidated Statements of Operations. A summary of the amounts received and warrants issued as of December 31, 2021 under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at December 31, 2021
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension	192.7	164.9	27.8	0.2	0.3%
Payroll Support Program 3	179.7	155.8	23.9	0.1	0.2%
Total	$673.3	$561.3	$112.0	0.8	1.5%

Payroll Support Program. In April 2020, the Company entered into a Payroll Support Program agreement (the PSP Agreement) with the U.S. Department of Treasury (the Treasury) under the CARES Act. Pursuant to the PSP Agreement, the Treasury provided the Company with financial assistance, paid in installments, totaling approximately $300.9 million. The Company entered into the Note for approximately $60.3 million and agreed to issue to the Treasury a total of 509,964 PSP Warrants to purchase shares of the Company's common stock pursuant to the PSP Agreement. The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. The Company recorded the value of the Note and the PSP Warrants on a relative fair value basis as $53.6 million in noncurrent debt and $6.7 million in additional paid in capital, respectively.

Payroll Support Program Extension. In January 2021, the Company entered into a PSP extension agreement (the PSP Extension Agreement) and contemporaneously entered into a warrant agreement (the Warrant Extension Agreement) with the Treasury and issued a promissory note to the Treasury (the Extension Note). During the twelve months ended December 31, 2021, the Company received a total of $192.7 million in financial assistance, to be used exclusively for continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the PSP Extension Agreement. These support payments consisted of $164.9 million in a grant and $27.8 million in an unsecured 10-year low interest loan, and as compensation to the U.S. government, and pursuant to the Warrant Extension Agreement, the Company issued warrants to the Treasury to purchase up to a total of 156,341 shares of its common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. The Company recorded the value of the Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

Payroll Support Program 3. In April 2021, the Company entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement (the PSP3 Warrant Agreement). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation until April 2023.

During the twelve months ended December 31, 2021, the Company received $179.7 million in payroll support payments under the PSP3 Agreement, consisting of $155.8 million in a grant and $23.9 million in an unsecured 10-year low interest loan. As compensation to the U.S. government, and pursuant to the PSP3 Warrant Agreement, the Company issued warrants to the Treasury to purchase up to a total of 87,670 shares of its common stock at an exercise of $27.27 per share (the PSP3 Warrants). The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. The Company recorded the value of the PSP3 Note and the PSP3 Warrants on a relative fair value basis as $22.1 million in noncurrent debt and $1.8 million in additional paid in capital, respectively.

Economic Relief Program

In 2020, the Company entered into and subsequently amended and restated its Loan Agreement with the Treasury (Amended and Restated Loan Agreement), which increased the maximum facility available to be borrowed by the Company to

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
$622.0 million. As of September 30, 2020, the Company borrowed $45.0 million under the ERP and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The Company recorded the value of the loan and the ERP Warrants on a relative fair value basis as $41.9 million in noncurrent debt and $3.1 million in additional paid in capital, respectively.

On February 4, 2021, the Company repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million during the twelve months ended December 31, 2021, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations. The warrants issued under the ERP Warrant Agreement remain outstanding pursuant to its terms.

Loyalty Program and Intellectual Property Financing

In February 2021, the Company completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes). The Notes require interest only payments, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, which began on July 20, 2021.

The Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (HoldCo 1), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (HoldCo 2 and, together with HoldCo 1, the Cayman Guarantors), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the Parent Guarantors and the Parent Guarantors, together with the Cayman Guarantors, the Guarantors). The Notes were issued pursuant to the Indenture, among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee, collateral custodian.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word "Hawaiian" or any successor brand and the "hawaiianairlines.com" domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP. Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian's rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the Indenture), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP.

As of December 31, 2021, approximately $17.3 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Debt Maturities

As of December 31, 2021, the scheduled maturities of debt, excluding debt issuance costs, are as follows (in thousands):

2022	$98,735
2023	63,704
2024	61,589
2025	79,139
2026	1,347,440
Thereafter	188,347
$1,838,954

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. We were in compliance with the covenants in these debt agreements as of December 31, 2021.

9. Leases
The Company leases aircraft, engines, airport terminal facilities, maintenance hangars, commercial real estate, and other property and equipment, among other items. The Company combines lease and nonlease components in calculating the Right-of-Use (ROU) asset and lease liabilities for the aforementioned asset groups. Certain leases include escalation clauses, renewal options, and/or termination options. When lease renewals or termination options are considered to be reasonably certain, such periods are included in the lease term and fixed payments are included in the calculation of the lease liability and ROU asset.
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

Aircraft, Engines, and Aircraft Equipment

As of December 31, 2021, the Company leased 21 of its 68 aircraft. Of the 21 lease contracts, 4 aircraft lease contracts were accounted for as finance leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from 2 years to 11 years. The Company also has 2 engines under operating leases with remaining lease terms of 4 years and 5 years. The Company has a flight simulator under a finance lease with a remaining lease term of approximately 4 years.

Airport Terminal Facilities
The Company's facility leases are primarily for terminal space at airports that it serves, most notably, its operations in the state of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 28 years. At the majority of U.S. airports, the lease rates depend on airport

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the Company's balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 7 years.
Maintenance Hangar
The Company leases a cargo and maintenance hangar at the Daniel K. Inouye International Airport. The lease is accounted for as an operating lease and has a remaining lease term of 30 years as of December 31, 2021. In July 2019, the Company entered into an amendment to the lease agreement with the Department of Transportation of the State of Hawai'i. The amendment resulted in the adjustment of lease rates and was accounted for as a modification under ASC 842. The modification did not result in a change in lease classification. The impact to both the ROU asset and lease liability is reflected in the Lease Position Table below.
Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 4 years. Certain lease IT assets are embedded within service agreements. The combined lease and nonlease components of those agreements are included in the ROU asset and lease liability.
Lease Position as of December 31, 2021
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet.

		As of December 31,
	Classification on the Balance Sheet	2021	2020
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$536,154	$627,359
Finance lease assets	Property and equipment, net	114,376	129,969
Total lease assets		$650,530	$757,328

Liabilities:
Current
Operating	Current maturities of operating leases	$79,158	$82,454
Finance	Current maturities of finance lease obligations	24,149	21,290
Noncurrent
Operating	Noncurrent operating leases	423,293	503,376
Finance	Finance lease obligations	100,995	120,618
Total lease liabilities		$627,595	$727,738

Weighted-average remaining lease term
Operating leases		10.4 years	10.6 years
Finance leases		7.2 years	7.9 years
Weighted-average discount rate
Operating leases (1)		5.63%	5.45%
Finance leases		4.37%	4.42%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Lease Costs
During the twelve months ended December 31, 2021 and 2020, the total lease costs for finance and operating leases were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$23,339	$23,197	$25,319
Interest of lease liabilities	6,022	6,887	8,249
Operating lease cost (1)	110,864	108,505	116,866
Short-term lease cost (1)	2,909	981	4,671
Variable lease cost (1)	112,475	68,212	126,989
Total lease cost	$255,609	$207,782	$282,094
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the Consolidated Statements of Operations.
During the twelve months ended December 31, 2021, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating cash flows for operating leases	110,286	113,585	116,485
Operating cash flows for finance leases	5,997	6,887	8,223
Financing cash flows for finance lease	23,040	22,295	23,384
Undiscounted Cash Flows
As of December 31, 2021, the scheduled future minimum rental payments under finance leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2022	$23,413	$5,677	$92,603	$11,917
2023	22,972	6,570	86,467	12,057
2024	16,669	1,175	77,497	12,288
2025	11,941	974	56,045	11,715
2026	11,047	236	49,734	10,127
Thereafter	38,448	6,405	95,005	154,839
Total minimum lease payments	124,490	21,037	$457,351	$212,943
Less: amounts representing interest	(16,533)	(3,850)	(78,408)	(89,436)
Present value of future minimum lease payments	$107,957	$17,187	$378,943	$123,507
Less: current maturities of lease obligations	(19,120)	(5,029)	(73,176)	(5,981)
Long-term lease obligations	$88,837	$12,158	$305,767	$117,526

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Income Taxes
The significant components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$1,522	$(113,010)	$(46,764)
State	(448)	(3,919)	3,708
	$1,074	$(116,929)	$(43,056)
Deferred
Federal	$(39,589)	$(52,824)	$109,489
State	(2,035)	(19,364)	14,579
	$(41,624)	$(72,188)	$124,068
Income tax expense (benefit)	$(40,550)	$(189,117)	$81,012

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax expense computed at the statutory federal rate	$(38,918)	$(147,012)	$64,049
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(6,203)	(22,508)	14,446
Nondeductible meals	466	271	756
Goodwill impairment	—	22,399	—
Change in valuation allowance	4,445	7,070	—
CARES Act (NOL carryback)	—	(45,417)	—
Excess tax benefits from stock issuance	436	473	—
Other	(776)	(4,393)	1,761
Income tax expense (benefit)	$(40,550)	$(189,117)	$81,012
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs. During the year ended December 31, 2020, the carryback of NOLs to preceding tax years resulted in the recognition of a tax benefit of approximately $45.4 million.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$41,740	$55,137
Operating leases liabilities	124,570	143,768
Finance leases	2,641	2,984
Air traffic liability and frequent flyer liability	118,005	90,047
Partnership deferred revenue	5,242	8,250
Federal and state net operating loss carryforwards	26,725	29,560
Accrued compensation	15,377	9,694
Other accrued assets	14,360	13,350
Other assets	33,046	18,972
Total gross deferred tax assets	381,706	371,762
Less: Valuation allowance	(14,062)	(9,617)
Net deferred tax assets	$367,644	$362,145
Deferred tax liabilities:
Intangible assets	$(3,223)	$(3,190)
Property and equipment, principally accelerated depreciation	(394,207)	(405,583)
Finance leases	(5,228)	(6,369)
Operating lease right-of-use assets	(135,659)	(156,155)
Other liabilities	(16,124)	(7,490)
Total deferred tax liabilities	(554,441)	(578,787)
Net deferred tax liability	$(186,797)	$(216,642)
As of December 31, 2021, the Company had federal and state NOL carryforwards of $5.4 million and $502.0 million, respectively. The Company's federal NOLs have an indefinite carryover period and state net operating losses will begin to expire in 2024 if not utilized. Utilization of the Company's NOL carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The Company's NOL carryforwards could expire before utilization if subject to annual limitations.
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
The tax benefit of the state NOL carryforwards as of December 31, 2021 was $25.6 million, of which $14.1 million has a valuation allowance. The tax benefit of the state NOL carryforwards as of December 31, 2020 was $21.1 million, of which $9.6 million has a valuation allowance.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. The Company records the uncertain tax position liability in Other accrued liabilities (current) and Other liabilities and deferred credits (non-current) in the Consolidated Balance Sheet, based on the period in which the Company expects the unrecognized tax benefits will be resolved. As of December 31, 2021, the Company has $0.5 million of uncertain tax positions that may decrease within the next twelve months due to the expiration of the statute of limitations.
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	2021	2020	2019
	(in thousands)
Balance at January 1	$3,449	$6,263	$5,086
Increases related to prior year tax positions	11	104	118
Increases related to current year tax positions	672	562	1,059
Settlements with taxing authority	—	(1,063)	—
Effect of the expiration of statutes of limitation	(361)	(2,417)	—
Balance at December 31	$3,771	$3,449	$6,263
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. In 2021, 2020, and 2019, the Company recognized expense (benefit) of $0.0 million, $(0.7) million, and $0.9 million, respectively, for interest and penalties on uncertain tax positions. As of December 31, 2021 and 2020, the Company accrued approximately $0.2 million and $0.2 million, respectively, for the payment of interest and penalties related to uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2017 and beyond remain subject to examination by the Internal Revenue Service and state taxing authorities.
11. Assets Held-For-Sale

During the second quarter of 2021, management reclassified approximately $29.5 million in long-lived assets as held for sale as follows:

•Management announced the termination of its 'Ohana by Hawaiian operations, which utilizes its ATR-42 and ATR-72 fleet, and operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets.

•Management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets.

As of December 31, 2021 and 2020, the Company had approximately $29.4 million and $0.0 million, respectively, in assets held for sale on the Consolidated Balance Sheets. Management expects to complete the sale of the above referenced assets within the upcoming 12 months, and will continue to monitor the asset groups for potential impairment.
12. Special Items
Special items in the Consolidated Statements of Operations consisted of the following:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating special items:
'Ohana by Hawaiian termination (1)	$8,983	$—	$—
Collective bargaining agreement payment (2)	—	20,242	—
Goodwill impairment (3)	—	106,662	—
Long-lived asset impairment (4)	—	38,933	—
Capitalized software projects (4)	—	509	—
Severance and benefit costs (5)	—	17,765	—
Total Operating special items	$8,983	$184,111	$—
Nonoperating special items:
Special termination benefits (6)	$—	$5,258	$—
Curtailment loss (6)	—	424	—
Total Other nonoperating special items	$—	$5,682	$—
(1)In the second quarter of 2021, the Company announced the termination of its 'Ohana by Hawaiian operations. The Company wrote-down the asset group to fair value, less cost to sell by approximately $6.4 million. Additionally, the Company recorded a one-time charge of approximately $2.6 million for the early termination of its CPA.
(2)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (the CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the twelve months ended December 31, 2021, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the Consolidated Statements of Operations.
(3)As discussed in Note 1, the Company recognized a goodwill impairment charge of $106.7 million during the twelve months ended December 31, 2020.
(4)As discussed in Note 1, the Company recognized an impairment of long-lived assets of $39.4 million during the twelve months ended December 31, 2020.
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
(6)During the twelve months ended December 31, 2020, the Company recorded $5.7 million in special termination benefits and curtailment losses related to the Company's pension and other postretirement benefit plans in connection with its voluntary separation programs. See Note 13 for additional information.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established a merged plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In 2017, the Company completed the termination of the plan by transferring the assets and liabilities to a third-party insurance company. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2021		2020
	Pension	Other	Pension	Other
	(in thousands)
Change in projected benefit obligations
Benefit obligations, beginning of year	$(474,750)	$(171,480)	$(444,896)	$(147,286)
Service cost	—	(11,744)	(12)	(10,791)
Interest cost	(12,216)	(4,769)	(14,639)	(5,167)
Actuarial gains (losses)	9,738	16,623	(39,039)	(4,608)
Benefits paid	24,603	5,641	23,836	5,785
Less: federal subsidy on benefits paid	N/A	—	N/A	—
Plan amendments	—	—	—	(3,260)
Special/contractual termination benefits	—	—	—	(5,258)
Curtailments	—	—	—	(895)
Benefit obligation at end of year (a)	$(452,625)	$(165,729)	$(474,750)	$(171,480)
Change in plan assets
Fair value of assets, beginning of year	$382,846	$38,710	$351,821	$32,545
Actual return on plan assets	46,297	3,357	54,081	3,870
Employer contribution	—	4,008	780	8,080
Benefits paid	(23,777)	(1,443)	(23,836)	(5,785)
Fair value of assets at end of year	$405,366	$44,632	$382,846	$38,710
Unfunded status at December 31	$(47,259)	$(121,097)	$(91,904)	$(132,770)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(800)	$(6,739)	$(793)	$(6,144)
Noncurrent benefit liability	(46,459)	(114,358)	(91,111)	(126,626)
	$(47,259)	$(121,097)	$(91,904)	$(132,770)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$94,537	$(16,161)	$131,653	$1,790
Prior service cost (credit)	—	3,690	—	4,060
	$94,537	$(12,471)	$131,653	$5,850
_______________________________________________________________________________
(a)The accumulated pension benefit obligation as of December 31, 2021 and 2020 was $452.6 million and $474.8 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the net periodic benefit cost:

	2021		2020		2019
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$11,744	$12	$10,791	$175	$8,255
Other cost:
Interest cost	12,216	4,769	14,639	5,167	16,910	5,472
Expected return on plan assets	(23,327)	(1,785)	(23,418)	(1,746)	(20,519)	(1,421)
Recognized net actuarial loss (gain)	4,407	(212)	4,091	(43)	4,103	(902)
Prior service cost (credit)	—	370	—	288	—	225
Total other components of the net periodic benefit cost	$(6,704)	$3,142	$(4,688)	$3,666	$494	$3,374
Special/contractual termination benefits	—	—	—	5,258	—	—
Curtailment loss	—	—	—	424	—	—
Net periodic benefit cost	$(6,704)	$14,886	$(4,676)	$20,139	$669	$11,629
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$(32,709)	$(16,989)	$8,376	$3,409	$6,907	$13,041
Current year prior service cost	—	—	—	3,260	—	—
Amortization of actuarial gain (loss)	(4,407)	212	(4,091)	43	(4,103)	902
Amortization of prior service credit (cost)	—	(370)	—	(712)	—	(225)
Settlement and curtailment loss	—	—	—	—	—	—
Total recognized in other comprehensive loss	$(37,116)	$(17,147)	$4,285	$6,000	$2,804	$13,718
Total recognized in net periodic benefit cost and other comprehensive loss	$(43,820)	$(2,261)	$(391)	$26,139	$3,473	$25,347
Service costs are recorded within Wages and benefits in the Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the Nonoperating income (expense), other line item in the Consolidated Statements of Operations. During the twelve months ended December 31, 2021 and 2020, the Company was not required to and did not make cash contributions to its defined benefit and other post-retirement plans.

The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2021		2020		2021	2020	2021		2020
Discount rate to determine net periodic benefit expense	2.63%		3.38%		2.62%	2.89%	2.67%		3.18%
Discount rate to determine projected benefit obligation	2.98%		2.63%		2.99%	2.62%	3.03%		2.67%
Expected return on plan assets	6.29%	**	6.76%		N/A	N/A	4.28%	**	4.90%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		6.50%	6.50%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		6	7	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.25%	6.50%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		6	6	N/A		N/A
_______________________________________________________________________________

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.3% in both 2021 and 2020).
** Expected return on plan assets used to determine the net periodic benefit expense for 2022 is 6.06% for Pension and 4.35% for Disability.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2022 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$2,596	$(468)
Amortization of prior service cost	—	370
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$2,596	$(98)
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2021 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2021	Target
Equity securities	56%	60%
Fixed income securities	40%	35%
Real estate investment trusts	4%	5%
	100%	100%
The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2021	2020
	(in thousands)
Pension Plan Assets:
Equity index funds	$226,291	$227,357
Fixed income funds	158,334	134,074
Real estate investment fund	18,614	19,286
Insurance company pooled separate account	2,127	2,132
Total	$405,366	$382,849
Postretirement Assets:
Common collective trust fund	$44,509	$38,579
Money market fund	123	131
	$44,632	$38,710

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The fair value of each of the investments in the table above has been estimated using the net asset value per share, and in accordance with subtopic ASC 820-10, Fair Value Measurement and Disclosures, is not required to be presented in the fair value hierarchy.
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
Based on current legislation and assumptions, the Company does not expect to have a minimum contribution requirement for 2022 as sufficient funding balance exists to cover all funding requirements in 2022. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2022	$26,158	$8,400	$—
2023	27,004	8,391	—
2024	27,477	8,819	—
2025	27,685	9,187	—
2026	27,777	9,792	—
2027 - 2031	136,006	52,565	—
	$272,107	$97,154	$—
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground personnel, and salaried personnel. Contributions to the Company's defined contribution plans were $47.3 million, $43.6 million and $46.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Dividends
The Company's receipt of financial assistance under federal Payroll Support Programs precludes the Company from making any further dividend payments until September 30, 2022. Prior to the suspension of dividend payments, the Company paid cash dividends of $5.5 million and $22.8 million during the years ended December 31, 2020 and 2019, respectively.
Stock Repurchase Program
In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under federal Payroll Support Programs, it is restricted from making any stock repurchases until September 30, 2022.
The Company had no stock repurchase activity during the twelve months ended December 31, 2021. Prior to the suspension of its stock repurchase program, the Company spent $7.5 million and $68.8 million to repurchase approximately 0.3 million shares and 2.5 million shares of the Company's common stock in open market transactions for the years ended December 31, 2020 and 2019, respectively.
At-the-Market Offering Program

On December 1, 2020, the Company entered into the Equity Distribution Agreement with the Managers relating to the issuance and sale from time to time by the Company through the Managers, of up to 5,000,000 shares of the Company's common stock, par value $0.01 per share. Sales of the shares, if any, under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Equity Distribution Agreement, the Company will set the parameters for the sale of the shares, including the number of the shares to be issued, the time period during which sales are requested to be made, limitation on the number of the shares that may be sold in any one trading day and any minimum price below which sales may not be made. During the twelve months ended December 31, 2021, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. On March 5, 2021, the Company completed the sale of the 5.0 million shares authorized under the Equity Distribution Agreement at an average price of $22.46 per share, with total net proceeds of approximately $109.3 million.

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $8.6 million, $4.9 million and $8.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, $6.5 million of share-based compensation expense related to unvested RSU (inclusive of $0.5 million for RSU granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.5 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Performance-Based RSU

During 2021, the Company granted performance-based RSU covering 141,473 shares of common stock (the Target Award) with a maximum payout of 212,210 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period. The performance-based RSU include a market condition and were valued using a binomial-lattice model (i.e. Monte Carlo simulation model). The Monte Carlo Simulation model required key assumptions: including the (a) expected volatility of the Company's common stock, (b) expected life of the RSU, (c) risk-free interest rate, and (d) dividend yield. The Company valued the award at $3.0 million, which will be recognized as stock-based compensation expense over the vesting period. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

During 2020 and 2019, the Company granted performance-based stock awards without a market condition, covering 204,589 and 114,858 shares, respectively, of common stock (the Target Award) with a maximum payout of 406,916 and 229,716 shares, respectively of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.

The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2019	261,852	$33.01
Granted	114,858	31.74
Vested	(56,641)	36.45
Forfeited	(18,486)	34.32
Non-vested at December 31, 2019	301,583	$33.40
Granted	216,369	25.71
Vested	(61,073)	43.62
Forfeited	(14,926)	33.00
Non-vested at December 31, 2020	441,953	$30.98
Granted	141,473	21.52
Vested	(67,695)	37.20
Forfeited	(70,108)	39.09
Non-vested at December 31, 2021	445,623	$25.76

The fair value of performance-based RSU vested in the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $1.7 million and $1.7 million, respectively.

Service-Based RSU

During 2021, the Company awarded 270,282 service-based RSU to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about outstanding service-based RSU:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2019	142,951	$38.77
Granted	176,326	29.01
Vested	(75,638)	38.39
Forfeited	(10,357)	31.00
Non-vested at December 31, 2019	233,282	$31.80
Granted	353,538	19.71
Vested	(129,297)	29.20
Forfeited	(9,692)	27.18
Non-vested at December 31, 2020	447,831	$23.09
Granted	270,282	21.65
Vested	(248,432)	21.75
Forfeited	(12,313)	20.12
Non-vested at December 31, 2021	457,368	$23.09

The fair value of service-based RSU vested in 2021, 2020, and 2019 was $5.4 million, $2.8 million and $2.2 million, respectively.

15. Commitments and Contingent Liabilities
Commitments

The Company has commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for the Company's Airbus fleet through 2027. The Company also has commitments with third-party service providers for reservations, IT, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts.

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2022	$92,402	$28,068	$120,470
2023	418,196	27,959	446,155
2024	503,272	26,392	529,664
2025	410,957	17,903	428,860
2026	233,822	13,532	247,354
Thereafter	—	26,975	26,975
	$1,658,649	$140,829	$1,799,478
As of December 31, 2021, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2023 and 2025

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

In October 2020, the Company entered into an amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026. The committed expenditures under the amended agreement is reflected in the table above. In December 2021, the Company received notification of further delivery delays, and we have agreed to defer delivery of the first two aircraft from the scheduled delivery at the end of 2022 to the first half of 2023. The remainder of the B787-9 delivery schedule has not changed and all such commitments are reflected in the tables above.
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

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in such contracts. It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of, or relate to, the lessee's use of the leased aircraft or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by such parties' gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to the lessee's use of the real estate leased premises. The Company believes that it is insured (subject to deductibles) for most of the tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases. The Company cannot reasonably estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2021 and 2020, there were no holdbacks held with the Company's credit card processors.

In the event of a material adverse change in the Company's business, the credit card processor could increase holdbacks to up to 100% of the amount of outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in a restriction of cash. If the Company were unable to obtain a waiver of, or otherwise

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
mitigate the increase in the restriction of cash, it could have a material impact on the Company's operations, business or financial condition.
Labor Negotiations
As of December 31, 2021, approximately 82.3% of employees were represented by unions. The collective bargaining agreements for the IAM-M and IAM-C (collectively, the IAM), which represent 37.9% of employees, became amendable on January 1, 2021. In January 2022, the Company reached a Tentative Agreement with the IAM. Additionally, the collective bargaining agreement for the TWU, which represents 0.8% of employees, became amendable on July 22, 2021. The Company is currently in negotiations with the TWU regarding the terms of the collective bargaining agreements.
16. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$91,927	$23,951	$20,346
Cash payments (refunds) for income taxes	(23,123)	(81,372)	25,809
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a finance lease	8,121	939	6,567
Right-of-use assets acquired under operating leases	—	75,667	74,529

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,593,058	$34,850	$(31,324)	$1,596,584
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	363,003	—	—	363,003
Wages and benefits	—	698,101	—	—	698,101
Aircraft rent	—	109,476	—	—	109,476
Maintenance materials and repairs	—	169,977	71	—	170,048
Aircraft and passenger servicing	—	105,675	—	—	105,675
Commissions and other selling	8	71,171	1,533	(200)	72,512
Depreciation and amortization	—	136,752	1,547	—	138,299
Other rentals and landing fees	—	116,893	—	(121)	116,772
Purchased services	2,033	103,749	2,053	(4,622)	103,213
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(320,645)	—	—	(320,645)
Other	6,289	131,842	1,961	(26,381)	113,711
Total	8,330	1,690,642	11,500	(31,324)	1,679,148
Operating Income (Loss)	(8,330)	(97,584)	23,350	—	(82,564)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(136,478)	(39,344)	—	175,822	—
Interest expense and amortization of debt discounts and issuance costs	—	(46,329)	(66,815)	2,713	(110,431)
Interest income	35	8,555	2,726	(2,713)	8,603
Capitalized interest	—	3,357	—	—	3,357
Other components of net periodic benefit cost	—	3,566	—	—	3,566
Gains on fuel derivatives	—	217	—	—	217
Loss on debt extinguishment	—	(38,889)	—	—	(38,889)
Other, net	—	30,818	—	—	30,818
Total	(136,443)	(78,049)	(64,089)	175,822	(102,759)
Loss Before Income Taxes	(144,773)	(175,633)	(40,739)	175,822	(185,323)
Income tax benefit	—	(40,550)	—	—	(40,550)
Net Loss	$(144,773)	$(135,083)	$(40,739)	$175,822	$(144,773)
Comprehensive Loss	$(112,084)	$(102,394)	$(40,739)	$143,133	$(112,084)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$843,197	$14,268	$(12,652)	$844,813
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	161,363	—	—	161,363
Wages and benefits	—	628,558	—	—	628,558
Aircraft rent	—	103,898	(8)	—	103,890
Maintenance materials and repairs	—	117,210	5,638	(1,277)	121,571
Aircraft and passenger servicing	—	58,016	—	—	58,016
Commissions and other selling	(6)	46,262	97	(56)	46,297
Depreciation and amortization	—	145,712	5,953	—	151,665
Other rentals and landing fees	—	73,894	27	(113)	73,808
Purchased services	1,361	107,776	1,102	(11,189)	99,050
Special items	—	148,355	35,756	—	184,111
Government grant recognition	—	(240,648)	—	—	(240,648)
Other	6,007	96,844	1,909	(17)	104,743
Total	7,362	1,447,240	50,474	(12,652)	1,492,424
Operating Loss	(7,362)	(604,043)	(36,206)	—	(647,611)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(505,131)	—	—	505,131	—
Other nonoperating special items	—	(5,682)	—	—	(5,682)
Interest expense and amortization of debt discounts and issuance costs	—	(40,439)	—	—	(40,439)
Interest income	15	8,716	—	—	8,731
Capitalized interest	—	3,236	—	—	3,236
Other components of net periodic benefit cost	—	1,300	—	—	1,300
Losses on fuel derivatives	—	(6,930)	—	—	(6,930)
Other, net	—	(12,652)	(5)	—	(12,657)
Total	(505,116)	(52,451)	(5)	505,131	(52,441)
Loss Before Income Taxes	(512,478)	(656,494)	(36,211)	505,131	(700,052)
Income tax benefit	(1,543)	(179,970)	(7,604)	—	(189,117)
Net Loss	$(510,935)	$(476,524)	$(28,607)	$505,131	$(510,935)
Comprehensive Loss	$(521,579)	$(487,168)	$(28,607)	$515,775	$(521,579)

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held for sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—		13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other postretirement benefit obligations.	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders' equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(7,489)	$277,635	$(18,808)	$—	$251,338
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,179,100	(1,110,610)	(71,215)	—
Additions to property and equipment, including pre-delivery deposits	—	(38,812)	(452)	—	(39,264)
Proceeds from disposition of property and equipment	—	228	527	—	755
Purchases of investments	—	(1,856,035)	—	—	(1,856,035)
Sales of investments	—	958,242	—	—	958,242
Net cash provided by (used in) investing activities	2,725	242,723	(1,110,535)	(71,215)	(936,302)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(611,725)	—	—	(611,725)
Debt issuance costs	—	(112)	(24,664)	—	(24,776)
Net payments from affiliates	(68,490)	—	(2,725)	71,215	—
Other	1,837	(2,020)	—	—	(183)
Net cash provided by (used in) financing activities	1,479	(562,152)	1,172,611	71,215	683,153
Net increase (decrease) in cash and cash equivalents	(3,285)	(41,794)	43,268	—	(1,811)
Cash and cash equivalents—Beginning of Period	24,088	476,409	9,142	—	509,639
Cash and cash equivalents—End of Period	$20,803	$434,615	$52,410	$—	$507,828

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$2,722	$(315,245)	$1,815	$—	$(310,708)
Cash Flows From Investing Activities:
Net payments to affiliates	(5,900)	3,696	(766)	2,970	—
Additions to property and equipment, including pre-delivery deposits	—	(98,611)	(6,702)	—	(105,313)
Proceeds from purchase assignment and leaseback transactions	—	114,000	—	—	114,000
Purchases of investments	—	(395,793)	—	—	(395,793)
Sales of investments	—	288,336	—	—	288,336
Net cash used in investing activities	(5,900)	(88,372)	(7,468)	2,970	(98,770)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	41,196	—	—	—	41,196
Long-term borrowings	—	602,264	—	—	602,264
Repayments of long-term debt and finance lease obligations	—	(78,824)	—	—	(78,824)
Dividend payments	(5,514)	—	—	—	(5,514)
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Debt issuance costs	—	(4,975)	—	—	(4,975)
Net payments from affiliates	(2,930)	—	5,900	(2,970)	—
Other	796	(1,372)	—	—	(576)
Net cash provided by financing activities	26,038	517,093	5,900	(2,970)	546,061
Net increase in cash and cash equivalents	22,860	113,476	247	—	136,583
Cash, cash equivalents, and restricted cash—Beginning of Period	1,228	362,933	8,895	—	373,056
Cash and cash equivalents—End of Period	$24,088	$476,409	$9,142	$—	$509,639

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(1,635)	$484,602	$2,173	$—	$485,140
Cash Flows From Investing Activities:
Net payments to affiliates	(3,611)	(92,562)	—	96,173	—
Additions to property and equipment, including pre-delivery deposits	—	(392,695)	(4,726)	—	(397,421)
Net proceeds from disposition of equipment	—	9,595	—	—	9,595
Purchases of investments	—	(312,768)	—	—	(312,768)
Sales of investments	—	301,662	—	—	301,662
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(3,611)	(493,043)	(4,726)	96,173	(405,207)
Cash Flows From Financing Activities:
Long-term borrowings	—	227,889	—	—	227,889
Repayments of long-term debt and finance lease obligations	—	(109,122)	(6)	—	(109,128)
Dividend payments	(22,774)	—	—	—	(22,774)
Repurchases of common stock	(68,769)	—	—	—	(68,769)
Debt issuance costs	—	(1,623)	—	—	(1,623)
Net payments from affiliates	92,863	—	3,310	(96,173)	—
Other	—	(1,049)	—	—	(1,049)
Net cash provided by financing activities	1,320	116,095	3,304	(96,173)	24,546
Net increase (decrease) in cash and cash equivalents	(3,926)	107,654	751	—	104,479
Cash, cash equivalents, and restricted cash—Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, and restricted cash—End of Period	$1,228	$362,933	$8,895	$—	$373,056
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2021, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “Consolidated Financial Statements”) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 10, 2022

ITEM 9B.    OTHER INFORMATION.
Election of Director.
The International Association of Machinists and Aerospace Workers (the “IAM”), as the sole holder of record of one share of the Company Series B Special Preferred Stock, is entitled, under the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-laws, to nominate one director to the Company’s Board of Directors. The IAM nominated and the Board of Directors approved, the appointment of Mark Schneider to the Board of Directors, effective February 8, 2022.

As a non-employee director, Mr. Schneider will receive the compensation and travel benefits provided under the Company’s previously disclosed non-employee director compensation policy. This includes a base annual retainer of $80,000 plus $1,500 for each meeting of the Board of Directors that he attends in person and $750 for each meeting he attends telephonically, in each case in excess of eight meetings (whether in-person or via telephone) during the twelve-month period beginning June 1st each year. Additionally, as a new non-employee director, Mr. Schneider was automatically granted 1,226 restricted stock units upon his appointment to the Board of Directors. These restricted stock units will vest in full on the day prior to the Company’s 2023 annual meeting of stockholders provided that Mr. Schneider continues to serve as a director through such date.

The Company and Mr. Schneider will also enter into the Company’s standard form of indemnification agreement.

Other than as described above, there are no arrangements or understandings between Mr. Schneider and any other person pursuant to which Mr. Schneider was selected as a director. There are no transactions, arrangements or relationships between the Company or its subsidiaries, on one hand, and Mr. Schneider on the other hand, that would require disclosure pursuant to Item 404(a) of Regulation S-K. Mr. Schneider does not have any family relationships with any of the Company’s directors or executive officers.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and 2019.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2021, 2020 and 2019.
iv.    Consolidated Balance Sheets, December 31, 2021 and 2020.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2021, 2020 and 2019.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019.
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

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2020).*
4.1	Description of Securities.
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
4.15
Warrant Agreement, dated as of January 15, 2021, between Hawaiian Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.15 to Form 10-K filed February 12, 2021 and incorporated herein by reference).*

4.16	Form of Warrant (included in Exhibit 4.15 as Annex B thereto).
4.17
Promissory Note, dated as of January 15, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor (filed as Exhibit 4.17 to Form 10-K filed February 12, 2021 and incorporated herein by reference).*

4.18
Indenture, dated as of February 4, 2021, by and among Hawaiian Brand Intellectual Property, Ltd., HawaiianMiles Loyalty, Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee, collateral agent and collateral custodian, governing the 5.750% Senior Secured Notes due 2026 (filed as Exhibit 4.1 to Form 8-K filed February 4, 2021 and incorporated herein by reference).*

4.19	Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.18 as Exhibit A thereto).
4.20
Warrant Agreement, dated as of April 23, 2021, between Hawaiian Holdings, Inc. and The United States Department of the Treasury (filed as Exhibit 4.1 to Form 10-Q filed July 29, 2021 and incorporated herein by reference).*

4.21	Form of Warrant (included in Exhibit 4.20 as Annex B thereto).
4.22
Promissory Note, dated as of April 23, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor (filed as Exhibit 4.3 to Form 10-Q filed July 29, 2021 and incorporated herein by reference).*

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
10.29
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.30
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.31
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.32
General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.36 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.33
Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.37 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.34
Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.38 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019), Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*

10.36
Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

10.37
Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.38
Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.39
Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc,, as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.40
Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.40 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.41
Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 29, 2021).*

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

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2021	$2,096	317		—	(1,569)	(a)	$844
2020	$651	5,004		—	(3,559)	(a)	$2,096
2019	$54	1,371		—	(774)	(a)	$651
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2021	$17,977	3,213	(b)	—	(2,457)	(c)	$18,733
2020	$15,919	3,254	(b)	—	(1,196)	(c)	$17,977
2019	$22,588	3,830	(b)	—	(10,499)	(c)	$15,919
Valuation Allowance on Deferred Tax Assets
2021	$9,617	4,445		—	—		$14,062
2020	$2,547	7,070		—	—		$9,617
2019	$2,547	—		—	—		$2,547

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

HAWAIIAN HOLDINGS, INC.
February 10, 2022	By	/s/ SHANNON L. OKINAKA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2022.

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