Form 10-Q
period 2022-03-31
HAWAIIAN HOLDINGS INC
filed 2022-04-27
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 22, 2022, 51,327,070 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating Revenue:
Passenger	$404,029	$137,469
Other	73,185	44,748
Total	477,214	182,217
Operating Expenses:
Wages and benefits	203,099	160,079
Aircraft fuel, including taxes and delivery	150,982	47,736
Maintenance, materials and repairs	55,650	34,252
Aircraft and passenger servicing	33,815	17,251
Depreciation and amortization	33,755	35,356
Aircraft rent	26,276	29,841
Commissions and other selling	20,647	11,409
Other rentals and landing fees	34,611	19,668
Purchased services	30,687	24,097
Government grant recognition	—	(147,270)
Other	35,497	22,962
Total	625,019	255,381
Operating Loss	(147,805)	(73,164)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(25,037)	(23,693)
Gains on fuel derivatives	—	217
Other components of net periodic benefit cost	1,286	981
Interest income	4,434	1,249
Capitalized interest	1,052	684
Loss on extinguishment of debt	—	(3,994)
Other, net	11,246	20,896
Total	(7,019)	(3,660)
Loss Before Income Taxes	(154,824)	(76,824)
Income tax benefit	(32,015)	(16,133)
Net Loss	$(122,809)	$(60,691)
Net Loss Per Share
Basic	$(2.39)	$(1.23)
Diluted	$(2.39)	$(1.23)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,288	49,472
Diluted	51,288	49,472

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net Loss	$(122,809)	$(60,691)
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $208 and net of tax benefit of $39 for 2022 and 2021, respectively	630	1,117
Net change in available-for-sale investments, net of tax benefit of $8,330 and $468 for 2022 and 2021, respectively	(25,268)	(1,441)
Total other comprehensive loss	(24,638)	(324)
Total Comprehensive Loss	$(147,447)	$(61,015)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$481,212	$490,561
Restricted cash	17,253	17,267
Short-term investments	1,162,895	1,241,752
Accounts receivable, net	91,135	92,888
Income taxes receivable	72,792	71,201
Spare parts and supplies, net	35,923	34,109
Prepaid expenses and other	60,305	66,127
Total	1,921,515	2,013,905
Property and equipment, less accumulated depreciation and amortization of $1,033,614 and $999,966 as of March 31, 2022 and December 31, 2021, respectively	1,931,596	1,957,623
Other Assets:
Assets held for sale	28,443	29,449
Operating lease right-of-use assets	516,355	536,154
Long-term prepayments and other	76,753	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,488,162	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,832	$114,400
Air traffic liability and current frequent flyer deferred revenue	760,783	631,157
Other accrued liabilities	157,687	165,050
Current maturities of long-term debt, less discount	60,431	97,096
Current maturities of finance lease obligations	23,607	24,149
Current maturities of operating leases	77,200	79,158
Total	1,209,540	1,111,010
Long-Term Debt	1,671,092	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	95,173	100,995
Noncurrent operating leases	404,378	423,293
Accumulated pension and other post-retirement benefit obligations	155,457	160,817
Other liabilities and deferred credits	77,450	78,340
Noncurrent frequent flyer deferred revenue	305,575	296,484
Deferred tax liability, net	147,404	186,797
Total	1,185,437	1,246,726
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 51,327,070 and 51,233,369 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	513	512
Capital in excess of par value	270,028	269,575
Accumulated income	258,028	380,837
Accumulated other comprehensive loss, net	(106,476)	(81,838)
Total	422,093	569,086
Total Liabilities and Shareholders’ Equity	$4,488,162	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(122,809)	—	(122,809)
Other comprehensive loss, net	—	—	—	—	(24,638)	(24,638)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$258,028	$(106,476)	$422,093

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2022 and December 31, 2021.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2021 and December 31, 2020.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2022	2021
	(unaudited)
Net cash provided by Operating Activities	$22,154	$122,009
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(9,066)	(10,417)
Proceeds from the disposition of aircraft related equipment	1,124	117
Purchases of investments	(263,161)	(655,266)
Sales of investments	307,780	117,857
Net cash provided by (used in) investing activities	36,677	(547,709)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	—	68,132
Long-term borrowings	—	1,220,259
Repayments of long-term debt and finance lease obligations	(66,704)	(328,256)
Debt issuance costs and discounts	—	(24,664)
Payment for taxes withheld for stock compensation	(1,490)	(1,565)
Other	—	1,837
Net cash provided by (used in) financing activities	(68,194)	935,743
Net increase (decrease) in cash and cash equivalents	(9,363)	510,043
Cash, cash equivalents, and restricted cash - Beginning of Period	507,828	509,639
Cash, cash equivalents, and restricted cash - End of Period	$498,465	$1,019,682

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company) and its direct wholly owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID-19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The Company reclassified certain prior period amounts for government grant recognition contra-expense from wages and benefits to its own financial statement line item to conform to the current period presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2022	2021
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$532	$986	Nonoperating Income (Expense), Other, net
Prior service cost	92	92	Nonoperating Income (Expense), Other, net
Total before tax	624	1,078
Tax expense (benefit)	(155)	39
Total, net of tax	$469	$1,117
Short-term investments
Realized loss (gain) on sales of investments, net	$1,887	$(76)	Nonoperating Income (Expense), Other, net
Total before tax	1,887	(76)
Income tax expense (benefit)	(628)	19
Total, net of tax	$1,259	$(57)
Total reclassifications for the period	$1,728	$1,060

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2022 and 2021 is as follows:

Three months ended March 31, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(26,527)	(26,366)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	469	1,259	1,728
Net current-period other comprehensive income (loss)	630	(25,268)	(24,638)
Ending balance	$(74,395)	$(32,081)	$(106,476)

Three months ended March 31, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,384)	(1,384)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,117	(57)	1,060
Net current-period other comprehensive income (loss)	1,117	(1,441)	(324)
Ending balance	$(115,064)	$213	$(114,851)

3. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 488,478 and 680,492 for the three months ended March 31, 2022 and 2021, respectively. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Loss	$(122,809)	$(60,691)
Denominator:
Weighted average common stock shares outstanding - Basic	51,288	49,472
Weighted average common stock shares outstanding - Diluted	51,288	49,472
Net Loss Per Share
Basic	$(2.39)	$(1.23)
Diluted	$(2.39)	$(1.23)

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

Stock Repurchase Program

Pursuant to the Company's receipt of financial assistance under federal Payroll Support Programs (PSP) related to the COVID-19 pandemic, the Company is restricted from making any stock repurchases through September 30, 2022. Accordingly, the Company did not repurchase stock during the three month periods ending March 31, 2022 or March 31, 2021.

Dividends

Pursuant to the Company’s receipt of federal PSP financial assistance, the Company is restricted from making dividend payments through September 30, 2022. Accordingly, the Company did not make any dividend payments during the three month periods ending March 31, 2022 or March 31, 2021.

4. Revenue Recognition
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

	Three Months Ended March 31,
	2022	2021
Geographic Information	(in thousands)
Domestic	$438,416	$165,702
Pacific	38,798	16,515
Total operating revenue	$477,214	$182,217

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

	Three Months Ended March 31,
	2022	2021
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$372,182	$124,786
Frequent flyer revenue, transportation component	31,847	12,683
Passenger Revenue	$404,029	$137,469

Other revenue (e.g., cargo and other miscellaneous)	$45,816	$27,216
Frequent flyer revenue, marketing and brand component	27,369	17,532
Other Revenue	$73,185	$44,748

As of March 31, 2022 and December 31, 2021, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $575.1 million and $448.2 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended March 31, 2022 and 2021, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $198.8 million and $30.9 million, respectively.

Passenger revenue associated with unused tickets, which represents unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current Air traffic liability balances for that specific period. During the three months ended March 31, 2022, the Company recognized approximately $17.8 million in advanced ticket breakage. Given the ongoing impact of the COVID-19 pandemic actual results along with reductions in operational capacity, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. As of March 31, 2022, and December 31, 2021, the Company's frequent flyer liability balance was $480.5 million and $466.2 million, respectively.

	March 31, 2022	December 31, 2021
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$174,888	$169,687
Noncurrent frequent flyer deferred revenue	305,575	296,484
Total frequent flyer liability	$480,463	$466,171

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2022	2021
	(in thousands)
Balance at January 1	$466,171	$420,125
Miles awarded	47,503	26,276
Travel miles redeemed (Passenger Revenue)	(31,848)	(12,683)
Non-travel miles redeemed (Other Revenue)	(1,363)	(290)
Balance at March 31	$480,463	$433,428

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

5.  Short-Term Investments

Debt and equity securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense).

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022	(in thousands)
Debt securities
Corporate debt	$479,175	$147	$(19,986)	$459,336
U.S. government and agency debt	348,771	—	(7,330)	341,441
Other fixed income securities	89,726	355	(2,966)	87,115
Asset-backed securities	26,167	2	(787)	25,382
Collateralized loan obligations	45,492	—	(522)	44,970
Bank notes	9,634	6	—	9,640
Equity securities	204,482	—	(11,473)	193,009
Other investments measured at net asset value	2,107	—	(105)	2,002
Total short-term investments	$1,205,554	$510	(43,169)	$1,162,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$450,954	$277	(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	883	(638)	142,280
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752

The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022	(in thousands)
Debt securities
Corporate debt	$229,426	$(14,546)	$212,808	(5,440)	$442,234	$(19,986)
U.S. government and agency debt	205,066	(4,695)	136,373	(2,635)	341,439	(7,330)
Other fixed income securities	4,834	(2,539)	10,484	(427)	15,318	(2,966)
Asset-backed securities	20,363	(756)	1,019	(31)	21,382	(787)
Collateralized loan obligations	41,336	(522)	—	—	41,336	(522)
Bank notes	—	—	—	—	—	—
Equity securities	193,010	(11,473)	—	—	193,010	(11,473)
Other investments measured at net asset value	2,002	(105)	—	—	2,002	(105)
Total short-term investments	$696,037	$(34,636)	$360,684	$(8,533)	$1,056,721	$(43,169)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Equity securities	200,046	(2,023)	—	—	200,046	(2,023)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
Total short-term investments	$884,025	$(8,868)	$137,436	$(594)	$1,021,461	$(9,462)
As of March 31, 2022 and December 31, 2021, the Company's unrealized losses from debt and equity securities were generated from approximately 489 positions out of 586 positions and 451 positions out of 558 positions, respectively.
The Company reviews debt securities quarterly for credit losses and impairment. If the cost of an investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Equity investments without readily determinable fair values are written down to fair value if a qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than carrying value. The Company performs a qualitative assessment on a periodic basis. The Company is required to estimate the fair value of the investment to determine the amount of the impairment loss. Once an investment is determined to be impaired, an impairment charge is recorded in other income (expense), net.

Debt securities in a continuous unrealized loss position for twelve months or greater as of March 31, 2022 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. The Company has evaluated these debt securities and did not recognize any significant credit losses as of March 31, 2022. Accordingly, management has determined that the unrealized losses on our debt securities as of March 31, 2022 were temporary in nature.

Contractual maturities of short-term investments as of March 31, 2022 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$31,893	$337,966	$89,477	$459,336
U.S. government and agency debt	13,876	320,368	7,197	341,441
Other fixed income securities	46,612	22,395	18,108	87,115
Asset-backed securities	—	17,313	8,069	25,382
Collateralized loan obligations	994	—	43,976	44,970
Bank notes	1,440	4,210	3,990	9,640
Total debt securities	$94,815	$702,252	$170,817	$967,884
The Company classifies investments as current assets as these securities are available for use in its current operation.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$277,207	$138,709	$138,498	$—
Restricted cash	17,253	17,253	—	—
Short-term investments
Debt securities
Corporate debt securities	459,336	—	453,788	5,548
U.S. government and agency securities	341,441	—	341,441	—
Other fixed income securities	87,115	—	87,115	—
Asset-backed securities	25,382	—	18,729	6,653
Collateralized loan obligations	44,970	—	41,336	3,634
Bank notes	9,640	—	1,499	8,141
Equity securities	193,009	193,009	—	—
Other investments measured at net asset value	2,002	—	—	—
Total short-term investments	1,162,895	193,009	943,908	23,976
Assets held for sale	28,443	—	—	28,443
Total assets measured at fair value	$1,485,798	$348,971	$1,082,406	$52,419

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	19,308	—	15,305	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held for sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of March 31, 2022, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's unaudited Consolidated Balance Sheets.

Short-term investments. The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, and bank notes, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2022 is as follows:

	Short-term Investment Activity for the three months ended March 31, 2022
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Total
	(in thousands)
Beginning balance as of December 31, 2021	$4,003	$6,753	$3,322	$—	$14,078
Purchases	2,711	1,440	1,050	5,548	10,749
Redemptions and paydowns	—	(66)	(865)	—	(931)
Amortization and accretion, net	63	8	127	—	198
Realized and unrealized gains (losses), net	(124)	6	—	—	(118)
Ending balance as of March 31, 2022	$6,653	$8,141	$3,634	$5,548	$23,976

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

The reconciliation of our assets held for sale measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2022 is as follows:

Assets Held for Sale Activity for the three months ended March 31, 2022
(in thousands)
Beginning balance as of December 31, 2021	$29,449
Additions	—
Sales	(1,006)
Ending balance as of March 31, 2022	$28,443

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
March 31, 2022					December 31, 2021
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,767,034	$1,628,853	$—	$—	$1,628,853	$1,838,954	$1,808,530	$—	$—	$1,808,530

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing based on quotes of similar debt for other similarly rated companies.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$195,138	$196,338
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	—	45,090
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	27,738	30,213
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	24,818	26,271
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	81,806	91,041
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	63,182	70,269
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	45,117	48,245
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	17,252	19,504
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(35,511)	(37,560)
Total Debt	$1,731,523	$1,801,394
Less: Current maturities of long-term debt	(60,431)	(97,096)
Long-Term Debt, less discount	$1,671,092	$1,704,298

Revolving Credit Facility

As of March 31, 2022, the Company has $235.0 million undrawn and available under its revolving credit facility, which matures in December 2022. The Company is currently exploring options to renew its revolving credit facility.

Debt Extinguishment

In February 2021, the Company repaid in full a $45.0 million loan made to the Company under the Economic Relief Program, and in connection with this repayment, terminated the associated Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Schedule of Debt Maturities

As of March 31, 2022, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2022 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2022	$37,138
2023	61,972
2024	59,845
2025	76,332
2026	1,346,685
Thereafter	185,062
$1,767,034

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of March 31, 2022.

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2022	2021
	(in thousands)
Service cost	$2,392	$2,739
Other cost:
Interest cost	4,561	4,216
Expected return on plan assets	(6,471)	(6,275)
Recognized net actuarial loss	624	1,078
Total other components of the net periodic benefit cost	(1,286)	(981)
Net periodic benefit cost	$1,106	$1,758

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2022.

9. Commitments and Contingent Liabilities

Commitments

As of March 31, 2022, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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

In October 2020, the Company entered into an amendment related to its Boeing 787-9 purchase agreement referenced above, which, amongst other things, provides for a change in the Company's aircraft delivery schedule to between 2022 and 2026, with the first delivery scheduled in the third quarter of 2022. The committed expenditures under the amended agreement are reflected in the table below. In December 2021, the Company received notification from Boeing of further delivery delays of the first two aircraft from the scheduled delivery at the end of 2022. At this time a firm delivery date has not been determined. The remainder of the Boeing 787-9 aircraft delivery schedule has not changed and all such commitments are reflected in the table above.
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
Committed capital expenditures include aircraft and aircraft related equipment commitments, and other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments as of March 31, 2022 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2022	$79,341	$21,424	$100,765
2023	422,238	28,885	451,123
2024	503,272	26,704	529,976
2025	410,957	18,011	428,968
2026	233,822	13,640	247,462
Thereafter	—	27,082	27,082
	$1,649,630	$135,746	$1,785,376

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2022 and December 31, 2021, there were no holdbacks held with the Company's credit card processors.

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

10. Assets Held-For-Sale

During the second quarter of 2021, the Company reclassified approximately $29.5 million in long-lived assets as held for sale as follows:

•Management announced the termination of its 'Ohana by Hawaiian operations, which utilized its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (the CPA) with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as Assets held for sale on the Consolidated Balance Sheets.
•Management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as Assets held for sale on the Consolidated Balance Sheets.

As of March 31, 2022 and December 31, 2021, the Company had approximately $28.4 million and $29.4 million, respectively, in Assets held for sale on the Consolidated Balance Sheets. Management expects to complete the sale of the above referenced assets within the upcoming 12 months, and will continue to monitor the asset groups for potential impairment.

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by pass-through trusts formed by Hawaiian (which is also referred to in this Note 11 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 11 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$476,591	$9,727	$(9,104)	$477,214
Operating Expenses:
Wages and benefits	—	203,099	—	—	203,099
Aircraft fuel, including taxes and delivery	—	150,982	—	—	150,982
Maintenance, materials and repairs	—	55,490	160	—	55,650
Aircraft and passenger servicing	—	33,815	—	—	33,815
Commissions and other selling	—	20,624	230	(207)	20,647
Aircraft rent	—	26,276	—	—	26,276
Other rentals and landing fees	—	34,640	—	(29)	34,611
Depreciation and amortization	—	33,755	—	—	33,755
Purchased services	43	30,291	419	(66)	30,687
Other	2,218	41,839	242	(8,802)	35,497
Total	2,261	630,811	1,051	(9,104)	625,019
Operating Income (Loss)	(2,261)	(154,220)	8,676	—	(147,805)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(120,555)	(9,420)	—	129,975	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,324)	(18,453)	740	(25,037)
Interest income	7	4,425	742	(740)	4,434
Capitalized interest	—	1,052	—	—	1,052
Other components of net periodic pension cost	—	1,286	—	—	1,286
Other, net	—	11,246	—	—	11,246
Total	(120,548)	1,265	(17,711)	129,975	(7,019)
Loss Before Income Taxes	(122,809)	(152,955)	(9,035)	129,975	(154,824)
Income tax benefit	—	(32,015)	—	—	(32,015)
Net Income	$(122,809)	$(120,940)	$(9,035)	$129,975	$(122,809)
Comprehensive Loss	$(147,447)	$(145,578)	$(9,035)	$154,613	$(147,447)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$181,538	$3,423	$(2,744)	$182,217
Operating Expenses:
Wages and benefits	—	160,079	—	—	160,079
Aircraft fuel, including taxes and delivery	—	47,736	—	—	47,736
Maintenance, materials and repairs	—	34,237	15	—	34,252
Aircraft and passenger servicing	—	17,251	—	—	17,251
Commissions and other selling	—	11,421	9	(21)	11,409
Aircraft rent	—	29,841	—	—	29,841
Depreciation and amortization	—	34,459	897	—	35,356
Other rentals and landing fees	—	19,697	—	(29)	19,668
Purchased services	1,888	24,570	313	(2,674)	24,097
Government grant recognition	—	(147,270)	—	—	(147,270)
Other	1,726	20,961	295	(20)	22,962
Total	3,614	252,982	1,529	(2,744)	255,381
Operating Income (Loss)	(3,614)	(71,444)	1,894	—	(73,164)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(57,087)	(10,817)	—	67,904	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,908)	(11,238)	453	(23,693)
Interest income	10	1,239	453	(453)	1,249
Capitalized interest	—	684	—	—	684
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	981	—	—	981
Other, net	—	20,896	—	—	20,896
Total	(57,077)	(3,702)	(10,785)	67,904	(3,660)
Loss Before Income Taxes	(60,691)	(75,146)	(8,891)	67,904	(76,824)
Income tax expense (benefit)	—	(16,133)	—	—	(16,133)
Net Loss	$(60,691)	$(59,013)	$(8,891)	$67,904	$(60,691)
Comprehensive Loss	$(61,015)	$(59,337)	$(8,891)	$68,228	$(61,015)

Condensed Consolidating Balance Sheets
March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,010	$429,354	$32,848	$—	$481,212
Restricted cash	—	—	17,253	—	17,253
Short-term investments	—	1,162,895	—	—	1,162,895
Accounts receivable, net	—	90,018	14,988	(13,871)	91,135
Income taxes receivable	—	72,792	—	—	72,792
Spare parts and supplies, net	—	35,923	—	—	35,923
Prepaid expenses and other	—	60,048	257	—	60,305
Total	19,010	1,851,030	65,346	(13,871)	1,921,515
Property and equipment at cost	—	2,965,210	—	—	2,965,210
Less accumulated depreciation and amortization	—	(1,033,614)	—	—	(1,033,614)
Property and equipment, net	—	1,931,596	—	—	1,931,596
Assets held for sale	—	949	27,494	—	28,443
Operating lease right-of-use assets	—	516,355	—	—	516,355
Long-term prepayments and other	50	76,236	1,200,467	(1,200,000)	76,753
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	573,708	—	(573,708)	—
Investment in consolidated subsidiaries	864,482	(35,763)	503	(829,222)	—
TOTAL ASSETS	$883,542	$4,914,111	$1,307,310	$(2,616,801)	$4,488,162
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$994	$137,110	$2,147	$(10,419)	$129,832
Air traffic liability and current frequent flyer deferred revenue	—	749,561	11,222	—	760,783
Other accrued liabilities	—	147,423	13,716	(3,452)	157,687
Current maturities of long-term debt, less discount	—	60,431	—	—	60,431
Current maturities of finance lease obligations	—	23,607	—	—	23,607
Current maturities of operating leases	—	77,200	—	—	77,200
Total	994	1,195,332	27,085	(13,871)	1,209,540
Long-term debt	—	1,690,221	1,180,871	(1,200,000)	1,671,092
Intercompany payable	460,455	—	113,253	(573,708)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	95,173	—	—	95,173
Noncurrent operating leases	—	404,378	—	—	404,378
Accumulated pension and other post-retirement benefit obligations	—	155,457	—	—	155,457
Other liabilities and deferred credits	—	77,298	152	—	77,450
Noncurrent frequent flyer deferred revenue	—	305,575	—	—	305,575
Deferred tax liabilities, net	—	147,404	—	—	147,404
Total	—	1,185,285	152	—	1,185,437
Shareholders’ equity	422,093	843,273	(14,051)	(829,222)	422,093
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$883,542	$4,914,111	$1,307,310	$(2,616,801)	$4,488,162

Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable, net	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held for sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other post-retirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders’ equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,442)	$28,203	$(4,607)	$—	$22,154
Cash Flows From Investing Activities:
Net payments to affiliates	—	(886)	1,237	(351)	—
Additions to property and equipment, including pre-delivery deposits	—	(9,066)	—	—	(9,066)
Proceeds from the disposition of aircraft related equipment	—	63	1,061	—	1,124
Purchases of investments	—	(263,161)	—	—	(263,161)
Sales of investments	—	307,780	—	—	307,780
Net cash provided by (used in) investing activities	—	34,730	2,298	(351)	36,677
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(66,704)	—	—	(66,704)
Net payments from affiliates	(351)	—	—	351	—
Payment for taxes withheld for stock compensation	—	(1,490)	—	—	(1,490)
Net cash used in financing activities	(351)	(68,194)	—	351	(68,194)
Net decrease in cash and cash equivalents	(1,793)	(5,261)	(2,309)	—	(9,363)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$19,010	$429,354	$50,101	$—	$498,465

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,448)	$114,495	$10,962	$—	$122,009
Cash Flows From Investing Activities:
Net payments to affiliates	(900)	1,207,207	(1,130,946)	(75,361)	—
Additions to property and equipment, including pre-delivery deposits	—	(10,215)	(202)	—	(10,417)
Proceeds from the disposition of aircraft related equipment	—	117	—	—	117
Purchases of investments	—	(655,266)	—	—	(655,266)
Sales of investments	—	117,857	—	—	117,857
Net cash provided by (used in) investing activities	(900)	659,700	(1,131,148)	(75,361)	(547,709)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	20,259	1,200,000	—	1,220,259
Repayments of long-term debt and finance lease obligations	—	(328,256)	—	—	(328,256)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(76,261)	—	900	75,361	—
Payment for taxes withheld for stock compensation	—	(1,565)	—	—	(1,565)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(6,292)	(309,562)	1,176,236	75,361	935,743
Net increase (decrease) in cash and cash equivalents	(10,640)	464,633	56,050	—	510,043
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$13,448	$941,042	$65,192	$—	$1,019,682

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations under the CARES Act, CAA 2021 and ARP 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2022; expected salary and related costs; our expected fleet as of March 31, 2023; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting efforts related to the COVID-19 pandemic will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that quarantines, restrictions on travel, vaccination requirements, and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; the effect of vaccination mandates on our operations; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourism industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; geopolitical conflict; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-

looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the state of Hawai'i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2022, the latest available data. As of March 31, 2022, we had 6,656 active employees before giving effect to voluntary and involuntary separation programs discussed in detail below.

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

March 2022 Quarterly Financial Overview

•GAAP net loss in the first quarter was $122.8 million, or $2.39 per diluted share on total revenue of $477.2 million, compared to a net loss of $60.7 million, or $1.23 per diluted share, on total revenue of $182.2 million during the same period in 2021.

•During the three months ended March 31, 2022, capacity (as measured in Available Seat Miles or ASM) was up 71.8%, while Revenue Passenger Miles (RPM) increased 181.2%, as compared to the same period in 2021, driven primarily by increased customer demand within our domestic network.

•Unrestricted cash, cash equivalents and short-term investments was $1.6 billion as of March 31, 2022.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in the first quarter of 2020, continues to suppress passenger travel demand, with passenger revenue down approximately 32.8% during the three months ended March 31, 2022, as compared to the same period in 2019.

One significant factor influencing passenger travel demand has been the Safe Travels Hawai'i program, which was enacted to help control the spread of COVID-19 by enforcing quarantines and pre-travel testing requirements for travel to the state of Hawai'i. In March 2022, the State of Hawai'i ended the Safe Travels program and incoming domestic passengers are no longer required to show proof of vaccination or a pre-travel negative test result. International passengers continue to follow federal government requirements. During the first quarter of 2022, we continued to rebuild our network, leading to a 71.8% increase in overall capacity as compared to the first quarter of 2021; however, capacity remained depressed from pre-COVID-19 pandemic levels, down 12.1% as compared to the same period in 2019. During the second quarter of 2022, we anticipate capacity will be down between 11.5% to 14.5%, as compared to the same period in 2019.

Restrictions on international travel continue to suppress demand, with international passenger revenue down 82.8% during the first quarter of 2022 as compared to the same period in 2019. During the first quarter of 2022, our domestic network accounted for approximately 93.4% of total passenger revenue. We continue to monitor developments relating to the easing of restrictions on international travel by both the U.S. government and international governments, including by the government of Japan, which represented a large percentage of our pre-pandemic international revenue.

Despite the easing of COVID-19-related restrictions on travel to and within Hawai'i, uncertainties remain regarding sustained demand for air travel, particularly as new variants of the COVID-19 virus have emerged and spread. There can be no assurance whether, at some point, the State of Hawai'i or counties within the state may reinstate quarantine or other travel requirements should the prevalence of COVID-19 worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on domestic or international travel. Additionally, delays, disruptions, or issues with the performance of our third-party vendors and service providers due to COVID-19 could have a material or adverse effect on our operations and restrictions or shortages impacting other sectors of the travel industry, such as hotel or transportation availability, could negatively impact travel demand. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations in the second quarter of 2022 to be below 2019 levels. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Material Changes to our Consolidated Balance Sheet

As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position in fiscal years 2020 and 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 10, 2022, for a comprehensive discussion of actions taken in both fiscal years. During the three months ended March 31, 2022, material changes to our Consolidated Balance Sheet included the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.6 billion as of March 31, 2022, compared to $1.7 billion as of December 31, 2021. Refer to Cash Flow and Use of Liquidity section below for additional discussion.
•As of March 31, 2022, our total debt was $1.7 billion, a decrease of $69.9 million, or 3.9%, as compared to $1.8 billion as of December 31, 2021. During the three months ended March 31, 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation.
•As of March 31, 2022, our air traffic liability and current frequent flyer deferred revenue was $760.8 million, an increase of $129.6 million, or 20.5%, as compared to $631.2 million as of December 31, 2021. The increase in air traffic liability is primarily due to an increase in advanced ticket sales prior to the peak summer travel season.

Based on these actions, including anticipated revenue recovery assumptions, we believe we have sufficient liquidity to satisfy our obligations and remain in compliance with existing debt covenants. If we are unable to generate sufficient cash flows to support our future payment obligations, comply with debt covenants, compete successfully with less heavily leveraged competitors, manage potential adverse economic and industry conditions in the future or maintain our credit ratings, the impact to our business and financial condition could be material.

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. The table below summarizes our total fleet as of March 31, 2021 and 2022, respectively and our expected fleet as of March 31, 2023 (based on existing executed agreements as of March 31, 2022):

	March 31, 2021			March 31, 2022			March 31, 2023 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo	4	14	18	4	14	18	4	14	18
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (3)	—	4	4	—	3	3	—	3	3
ATR 72-200 (3)	—	4	4	—	4	4	—	4	4
Total	21	48	69	21	47	68	21	47	68

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly owned subsidiary of the Company. In 2021, the Company announced the permanent suspension of its 'Ohana by Hawaiian operations, which operated under a CPA with a third-party provider. As of March 31, 2022, these aircraft and related asset group were classified as Assets held for sale on the Consolidated Balance Sheets.

Results of Operations

For the three months ended March 31, 2022, we generated a net loss of $122.8 million, or $2.39 per diluted share, compared to a net loss of $60.7 million, or $1.23 per diluted share, for the same period in 2021.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2022		2021 (a)
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,030		733
Revenue passenger miles (RPM)	2,974,352		1,054,128
Available seat miles (ASM)	4,242,483		2,466,043
Passenger revenue per RPM (Yield)	13.58	¢	13.04	¢
Passenger load factor (RPM/ASM)	70.1%		42.7%
Passenger revenue per ASM (PRASM)	9.52	¢	5.57	¢
Total Operations:
Revenue passengers flown	2,036		737
RPM	2,987,565		1,062,317
ASM	4,263,048		2,481,647
Operating revenue per ASM (RASM)	11.19	¢	7.34	¢
Operating cost per ASM (CASM)	14.66	¢	10.29	¢
CASM excluding aircraft fuel and non-recurring items (b)	11.07	¢	14.30	¢
Aircraft fuel expense per ASM (c)	3.54	¢	1.92	¢
Revenue block hours operated	44,883		26,995
Gallons of aircraft fuel consumed	53,417		29,945
Average cost per gallon of aircraft fuel (c)	$2.83		$1.59

(a)    Includes the operations of our contract carrier under a CPA, which was indefinitely suspended in the first quarter of 2021 and terminated in the second quarter of 2021.
(b)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2022, operating revenue increased by $295.0 million, or 161.9%, as compared to the same period in 2021. The increase noted during the first quarter was primarily driven by the increase in passenger travel demand within our domestic markets.

Passenger revenue

For the three months ended March 31, 2022, passenger revenue increased by $266.6 million, or 193.9%, as compared to the same period in 2021. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended March 31, 2021
(in thousands)	Three months ended March 31, 2022	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$377,211	193.8%	5.7%	177.8%	68.4%	74.4%
International	26,818	195.2	(31.5)%	331.6%	117.2%	36.0%
Total	$404,029	193.9%	4.1%	182.2%	72.0%	70.9%

Domestic passenger revenue during the three months ended March 31, 2022 increased 193.8% on capacity growth of 68.4% as compared to the same period in 2021. The increase in the period was primarily attributed to improved demand for passenger travel with domestic passenger counts up 175.7% and average fares increasing 6.6% during the first quarter of 2022 as compared to the same period in 2021. However, demand on our domestic network remains below our pre-COVID-19 pandemic levels, with passenger revenue down 32.8% during the three months ended March 31, 2022, as compared to the same period in 2019.

During the first quarter of 2022, the State of Hawai'i ended its Safe Travels Program. Effective March 26, 2022, all domestic passengers were no longer required to quarantine nor provide pre-travel testing or proof of vaccination completion.

International passenger revenue during the three months ended March 31, 2022 increased 195.2%, as compared to the same period in 2021, to $26.8 million. While we recommenced scheduled international passenger flights on a limited basis, customer demand across our international network remains depressed given government travel restrictions. We expect depressed international demand to continue through the second quarter of 2022, with improvement in the international markets expected to lag behind domestic demand recovery until government travel restrictions are lifted and customer demand starts to return.
Other Operating Revenue

For the three months ended March 31, 2022, Other operating revenue increased by $28.4 million, or 63.5%, as compared to the same period in 2021.

During the three months ended March 31, 2022, Cargo revenue increased $10.2 million as compared to the same period in 2021, primarily driven by improved demand. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $12.7 million during the three months ended March 31, 2022, as compared to the same period in 2021, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, increased during the three months ended March 31, 2022 by approximately $5.5 million, as compared to the same period in 2021.

Operating Expense

Operating expenses were $625.0 million during the three months ended March 31, 2022. Increases (decreases) in operating expenses for the three months ended March 31, 2022, as compared to the same period in 2021, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
	$	%
Operating expenses	(in thousands)
Wages and benefits	$43,020	26.9%
Aircraft fuel, including taxes and delivery	103,246	216.3
Maintenance, materials and repairs	21,398	62.5
Aircraft and passenger servicing	16,564	96.0
Commissions and other selling	9,238	81.0
Aircraft rent	(3,565)	(11.9)
Other rentals and landing fees	14,943	76.0
Depreciation and amortization	(1,601)	(4.5)
Purchased services	6,590	27.3
Government grant recognition	147,270	(100.0)
Other	12,535	54.6
Total	$369,638	144.7%

Wages and benefits

Wages and benefits expense increased by $43.0 million, or 26.9%, for the three months ended March 31, 2022, as compared to the prior year period. The increase in wages and benefits expense is primarily attributed to increased operations, predominantly within our domestic network, combined with scheduled contractual wage increases. In January 2022, we reached a tentative agreement on terms of a new collective bargaining agreement (CBA) with representatives of our International Association of Machinists and Aerospace Workers (IAM-M) and International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C) employees. In February 2022, the new CBA was ratified, which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million and recorded within wages and benefits, improved health benefits and cost sharing, as well as a Health Retirement Account (HRA) for retirees, which will be established in the second quarter of 2022. Additionally, in April 2022, the Company and representatives of our flight dispatch personnel (Transport Workers Union or TWU) reached a tentative agreement on terms for a new CBA. The new CBA was ratified in April 2022, which included scheduled pay increases, a signing bonus, improved benefits and the establishment of a HRA, amongst other provisions. We expect that wages and benefits will increase during the second quarter of 2022, as compared to the same period in 2021, as a result of recently amended CBA, combined with our continued ramp up of operations.

Aircraft fuel

Aircraft fuel expense increased $103.2 million during the three months ended March 31, 2022, as compared to the prior year period, primarily due to a 78.0% increase in the average fuel cost per gallon and a 78.4% increase in consumption, as illustrated in the following table:

	Three months ended March 31,
	2022	2021	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$150,982	$47,736	216.3%
Fuel gallons consumed	53,417	29,945	78.4%
Average fuel price per gallon, including taxes and delivery	$2.83	$1.59	78.0%

Given demand reductions coincident with the onset of the COVID-19 pandemic, the Company significantly reduced its fuel hedging. Fuel prices globally have recently escalated, and the Company expects this elevated fuel cost environment to continue throughout 2022 due to recent market disruptions, further exacerbated by geopolitical events. The Company continues to evaluate its future fuel hedging strategies.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $21.4 million, or 62.5%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase during the first quarter is primarily related to the increased utilization of our aircraft commensurate with the ramp up of our operations during the period, as discussed above. We expect maintenance, materials and repairs expense to increase during the second quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity combined with scheduled heavy maintenance events.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $16.6 million, or 96.0%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase during the first quarter is primarily attributed to increased capacity and passengers flown, as discussed above. We expect aircraft and passenger service expense to increase during the second quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $9.2 million, or 81.0%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase during the first quarter was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the second quarter of 2022, as compared to the same period in 2021 as we continue to rebuild operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $14.9 million, or 76.0%, for the three months ended March 31, 2022 as compared to the same period in 2021. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during the first quarter is attributed to increased operations as discussed above. We expect other rentals and landing fees expense to increase during the second quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity.

Government grant recognition

During the three months ended March 31, 2021, we received $167.5 million in payroll support payments pursuant to our Payroll Support Program extension agreement (PSP Extension Agreement), all of which was used exclusively for the payment of employee wages, salaries and benefits. The PSP Extension Agreement included a grant of $147.3 million, which was recognized as contra-expense in the Consolidated Statements of Operations during the three months ended March 31, 2021. All funding under the PSP Extension Agreement was utilized as of the end of 2021.

Other expense

Other expense increased by $12.5 million, or 54.6%, for the three months ended March 31, 2022 as compared to the same period in 2021. The increase during the first quarter 2022 was primarily attributed to the ramp up of operations, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the second quarter of 2022 as we continue to rebuild operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense increased by $3.4 million, or 91.8%, during the three months ended March 31, 2022 as compared to the same period in 2021. The increase in expense was primarily attributed to realized and unrealized losses associated with our debt instruments denominated in Japanese Yen. Additionally, during the three months ended March 31, 2021, we recognized $4.0 million in loss on the extinguishment of two debt instruments.

Income Taxes

Our effective tax rate was 20.7% and 21.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

We expect our tax rate to be approximately 21% during the second quarter of 2022.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.6 billion as of March 31, 2022, compared to approximately $1.7 billion as of December 31, 2021.

As of March 31, 2022, our current assets exceeded our current liabilities by approximately $712.0 million as compared to $902.9 million as of December 31, 2021. Approximately $760.8 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never experienced such an unprecedented event impacting global travel as the COVID-19 pandemic and, as a consequence, our ability to predict the full impact of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic remains uncertain. However, we expect to meet our liquidity needs for the next twelve months with cash and cash equivalents (excluding restricted cash), short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $22.2 million during the three months ended March 31, 2022 compared to net cash provided by operating activities of $122.0 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. The impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. As discussed above, we noted marked improvements in air travel demand in the first quarter of 2022, as compared to 2021; however, demand (measured in passengers flown) remains below 2019 levels, down approximately 27.9%.

Aircraft Fuel. Fuel expense represented approximately 24.2% of our total operating expense during the three months ended March 31, 2022 compared to 18.7% in the same period in 2021. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations.

Pension and Other Postretirement Benefit Plan Funding. During the three months ended March 31, 2022 and 2021, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2022.

Government Support Programs. Operating cash flows for the three months ended March 31, 2021 included $147.3 million in proceeds received under the PSP Extension Agreement, which was utilized to offset eligible payroll and payroll-related costs. All funding under the PSP Extension Agreement was utilized as of the end of 2021.

Operating Lease Obligations. As of March 31, 2022, we had $481.6 million of operating lease obligations, which range between approximately $59.9 million to $98.5 million on an annual basis over the next five years.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of March 31, 2022, we had approximately $135.7 million of such obligations, which range from approximately $13.6 million to $28.9 million on an annual basis over the next five years.

Investing Activities
Net cash provided by investing activities was $36.7 million during the three months ended March 31, 2022 compared to net cash used in investing activities of $547.7 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the three months ended March 31, 2022, our purchases and sales of short-term investments resulted in net cash inflow of $44.6 million as compared to net cash outflow of $537.4 million during the same period in 2021.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures decreased to $9.1 million during the three months ended March 31, 2022 as compared to $10.4 million in capital expenditures during the same period in 2021.

As of March 31, 2022, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2023 and 2025

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $79.3 million for the remainder of 2022, $422.2 million in 2023, $503.3 million in 2024, $411.0 million in 2025, and $233.8 million in 2026.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2021, we received notification from Boeing of further delivery delays of our first two aircraft from the scheduled delivery date at the end of 2022. At this time a firm delivery date has not been determined. The remainder of the Boeing 787-9 delivery schedule has not changed. Refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash used in financing activities was $68.2 million during the three months ended March 31, 2022 compared to net cash provided by financing activities of $935.7 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026. In addition, we received $167.5 million through government payroll support programs during the three months ended March 31, 2021, of which approximately $20.2 million was issued as a Note. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional discussion.

As our liquidity stabilized following the offering, we repaid approximately $66.7 million and $328.3 million of long-term debt and finance lease obligations during the three months ended March 31, 2022 and 2021, respectively. In February 2021, we paid in full the $45.0 million ERP loan issued pursuant to the CARES Act and also repaid the $235.0 million outstanding balance drawn on our revolving credit facility. In January 2022, the Company made the final scheduled principal payment of $45.1 million for its Class B EETC-13 debt obligation.

Future Debt Obligations. As of March 31, 2022, scheduled maturities of our debt remaining in 2022 and 2023 were $37.1 million and $62.0 million, respectively, with scheduled maturities from 2024 through 2026 of $59.8 million, $76.3 million, and

$1.3 billion, respectively. As of March 31, 2022, scheduled maturities after 2026 aggregate to $185.1 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2022, these interest obligations total $60.4 million remaining in 2022, $83.9 million in 2023, $82.1 million in 2024, $80.1 million in 2025, $24.3 million in 2026, and $11.6 million thereafter.

Finance Lease Obligations. As of March 31, 2022, we had $118.8 million of finance lease obligations, which range between approximately $11.3 million to $29.5 million on an annual basis over the next five years.

Return to Shareholders. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are restricted from making any stock repurchases or dividend payments through September 30, 2022. Accordingly, we will not be making any further repurchases or dividend payments until the expiration of such restrictions, at the earliest.

Issuance of Equity. In December 2020, we entered into the Equity Distribution Agreement relating to the issuance and sale of up to 5.0 million shares of our common stock, par value $0.01 per share. During the three months ended March 31, 2021, we sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. As of March 5, 2021, we sold all of the 5.0 million shares authorized under the Equity Distribution Agreement, at an average price of $22.46 per share, with total net proceeds of approximately $109.3 million.

Undrawn Lines of Credit. As of March 31, 2022, we had approximately $235.0 million undrawn and available under our revolving credit facility that matures in December 2022. We are currently exploring options to renew our revolving credit facility.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2022 and December 31, 2021, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of March 31, 2022.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•We recognized $147.3 million in contra-expense during the three months ended March 31, 2021 related to grant proceeds received from the federal Payroll Support Programs. The grant proceeds were recognized in proportion to estimated eligible wages and benefits over the period to which the Payroll Support Programs relate.
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
•During the first quarter of 2022, we reached a tentative agreement with our IAM-M and IAM-C employees. In February 2022, we received notice from IAM that the agreement was ratified by its members. The new collective bargaining agreement included a one-time signing bonus of $2.1 million, which was recorded in wages and benefits.
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
We believe that adjusting for the impact of the recognition of grant proceeds, changes in fair value of fuel and foreign currency derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, CBA ratification bonus, and the loss recognized on the extinguishment of debt helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended March 31,
	2022		2021
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(122,809)	$(2.39)	$(60,691)	$(1.23)
Adjusted for:
Government grant recognition	—	—	(147,270)	(2.98)
Loss on extinguishment of debt	—	—	3,994	0.08
Changes in fair value of fuel derivative contracts	—	—	(382)	(0.01)
CBA ratification bonus	2,104	0.04	—	—
Unrealized (gains) losses on foreign debt	(11,582)	(0.23)	(19,043)	(0.38)
Unrealized gains on non-designated fx positions	—	—	(1,749)	(0.03)
Tax effect of adjustments	1,990	0.04	34,534	0.70
Adjusted net loss	$(130,297)	$(2.54)	$(190,607)	$(3.85)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended March 31,
	2022		2021
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$625,019		$255,381
Adjusted for:
Government grant recognition	—		147,270
CBA ratification bonus	(2,104)		—
Operating expenses excluding non-recurring items	$622,915		$402,651
Aircraft fuel, including taxes and delivery	(150,982)		(47,736)
Operating expenses excluding aircraft fuel and non-recurring items	$471,933		$354,915
Available Seat Miles	4,263,048		2,481,647
CASM - GAAP	14.66	¢	10.29	¢
Adjusted for:
Government grant recognition	—		5.93
CBA ratification bonus	(0.05)		—
Aircraft fuel, including taxes and delivery	(3.54)		(1.92)
CASM excluding aircraft fuel and non-recurring items	11.07	¢	14.30	¢

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

	Three months ended March 31,
	2022	2021
	(in thousands)
Net Loss	$(122,809)	(60,691)
Income tax benefit	(32,015)	(16,133)
Depreciation and amortization	33,755	35,356
Interest expense and amortization of debt discounts and issuance costs	25,037	23,693
EBITDA, as reported	(96,032)	(17,775)
Adjusted for:
Government grant recognition	—	(147,270)
Loss on extinguishment of debt	—	3,994
Changes in fair value of fuel derivative instruments	—	(382)
CBA ratification bonus	2,104	—
Unrealized gains on foreign debt	(11,582)	(19,043)
Unrealized gains on non-designated foreign exchange positions	—	(1,749)
Adjusted EBITDA	$(105,510)	$(182,225)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our 2021 Annual Report on Form 10-K.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competitive Environment Risks
•the extremely competitive environment in which we operate
•the effect of inflation on our profitability
•the concentration of our business
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

Common Stock Risks
•fluctuations in our share price
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our federal PSP agreements
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•provisions of our certificate of incorporation and bylaws that may delay or prevent a change of control

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended March 31, 2022, our revenue was $477.2 million, down $197.3 million from the same period in 2019. We cannot guarantee that we will continue to see an increase in revenue as circumstances related to the COVID-19 pandemic continue to develop.

•Operations- and customer-related risks: Across our business, we have faced operational challenges, including reduced demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, the need to protect employee and customer health and safety, the impacts on our business of vaccination mandates, workplace and staffing disruptions, supply chain disruptions, the need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including State of Hawai'i and county quarantine, testing and vaccination requirements, federal requirements for international travelers, and restrictions imposed on travel by other governments. We are also dependent on third party vendors and service providers, including a limited number of suppliers for aircraft and aircraft parts and services, and delays, disruptions, or issues with their performance due to COVID-19 could have a material adverse effect on our operations. Although some of these operational challenges have lessened as demand for air travel has increased, we are unable to predict future demand, including related to the emergence of new strains of the virus. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in material decreases to anticipated levels of demand for air travel. We expect levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to remain depressed, particularly with respect to international markets due to delays in resumption of international travel. We expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. While the rollout of COVID-19 vaccinations during 2021 may have caused an increase in demand for air travel, the further uptake and effectiveness of vaccines as well as potential modifications to vaccination-related travel requirements, particularly in light of emerging strains of the COVID-19 virus, remains unknown and may impact customer demand for air travel negatively. Additionally, our workforce, and that of other sectors in the travel industry, has been and may continue to be significantly impacted by vaccination policies and requirements, which could have a negative impact on our operations. We have implemented enhanced measures to protect the health and safety of our passengers and employees and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. We also receive requests for, and provide, workplace reasonable accommodation, including with respect to our employee vaccination requirements, pursuant to federal and state law. While we carry employment practices liability insurance, we have become subject to claims related to such reasonable accommodation requests, which have resulted and may continue to result in litigation. We have also been subject to litigation in connection with TSA masking requirements for air travel. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted or reinstated that increases our costs, our ongoing compliance burdens, and our exposure to claims of non-compliance. For example, the U.S. federal government has established vaccination requirements for federal employees, as well as for federal contractors like us and our subcontractors, which are the subject of pending litigation. If sufficient numbers of individuals supporting our operations do not comply with applicable vaccination requirements, or otherwise fail to comply with applicable health and safety measures, our operations and results of operations may be materially adversely affected.

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

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i continued to impose quarantine, testing and vaccination requirements through most of the first quarter of 2022, and federal requirements and foreign governments restrictions remain in effect for international travelers. There can be no assurance whether, at some point, the State of Hawai'i may reinstate travel restrictions, the Safe Travels Program or vaccination exemptions from pre-travel testing and quarantine requirements, or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the use of COVID-19 testing and the rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing and vaccination exemptions, may be reinstated, or altered, or the State of Hawai'i may recommend that visitors avoid air travel to Hawai'i, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Furthermore, statements by public officials urging residents and travelers to reduce or limit travel to Hawai'i or other markets to which we fly could have a significant impact on tourism and our business operations. Additionally, even with the lifting of certain restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We will need to incur costs as we begin to increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

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

Our results and operations are heavily impacted by the price and availability of jet fuel. The cost and availability of jet fuel remains volatile and is subject to political, economic, and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. The cost of jet fuel has been especially volatile recently due to geopolitical conflict and the ongoing impacts of the COVID-19 pandemic on the demand for oil. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

While, we may enter into derivative agreements to protect against the volatility of fuel costs, there is no assurance that such agreements will protect us during unfavorable market conditions or that counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of March 31, 2022, we have Japanese Yen denominated debt totaling $197.5 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information regarding our exposure to foreign currency exchange rates.

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

As of March 31, 2022, we had approximately $1.6 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

As a condition of receiving grants and loans under the Payroll Support Program 3 Agreement with the Treasury (the PSP3 Agreement), we agreed to, among other things: refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through the later of September 30, 2021 or the date on which we have expended all PSP funds; limit executive compensation through April 2023; suspend payment of dividends and stock repurchases through September 30, 2022; and comply with certain reporting requirements. We were also required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted to us by the DOT given the absence of demand for such services.

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2022, there were no holdbacks held by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at aggressive prices could negatively impact our operating results, including as demand for air travel rebuilds. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Moreover, competitors or potential competitors may merge or enter alliances that increase their financial resources and other strategic advantages. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

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

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel, and other costs as well as by reducing demand for air travel. In addition, inflation is often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.

During the three months ended March 31, 2022, approximately 93.4% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, have reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the three months ended March 31, 2022, approximately 73.8% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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

During the three months ended March 31, 2022, approximately 19.6% of our passenger revenue was generated from our Neighbor Island routes. Prior to, and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended March 31, 2022, approximately 6.6% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees’ labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in February 2022, representatives of our IAM-M and IAM-C employees, ratified an amended CBA, which included scheduled pay table increases, a signing bonus, improved health benefits and cost sharing, as well as a Health Retirement Account (HRA) for retirees.

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
•threat of terrorist attacks and conflicts overseas;
•actual or threatened war and political instability;
•increased security measures or breaches in security;
•adverse weather and natural disasters;
•changes in consumer preferences, perceptions, or spending patterns;
•increased costs related to security and safety measures;
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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen a significant decline in demand for air travel in 2020 and 2021 as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord. Further, the current Presidential administration has made climate change mitigation an important policy priority and may adopt additional regulatory changes that could impact the airline industry and our business. Certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, due to cancelled or rescheduled flights in connection with the COVID-19 pandemic, several U.S. airlines, including us, have been subject to class action complaints citing violation of state consumer statues for allegedly failing or refusing to refund passenger tickets on cancelled flights. We believe we have meritorious defenses and intend to vigorously contest the claims. Resolving or defending legal matters, however, can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.

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

As of December 31, 2021, we had NOLs available to reduce future taxable income of approximately $5.4 million for regular federal income tax purposes that have indefinite carryover and approximately $502.0 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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
As of March 31, 2022, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026

We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the impact of the COVID-19 pandemic, we entered into an amendment to the Boeing 787-9 purchase agreement on October 26, 2020, which provides for, amongst other things, a change in the aircraft delivery schedule from 2021 through 2025 to 2022 through 2026, with the first delivery scheduled in September 2022. In December 2021, we received notification of further delivery delays of our first two aircraft from the scheduled delivery date at the end of 2022. At this time a firm delivery date of our first two aircraft has not been determined. The remainder of the Boeing 787-9 delivery schedule remains unchanged.

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

As of March 31, 2022, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We continue to assess our indefinite-lived intangible assets under a qualitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of March 31, 2022, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Under the terms of our PSP3 Agreement, we are required to suspend payment of dividends and refrain from engaging in stock repurchases through September 20, 2022. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expired on December 31, 2020. As such, we do not currently anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the PSP restrictions are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of March 31, 2022, we believe we were in compliance with the foreign ownership rules.

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

In July 2020, we offered enhanced equipment trust certificates (the Certificates) issued by pass-through trusts (the EETC Offering) and, the equipment notes held in each trust and passed through to the certificate holders of such trust are senior secured obligations of ours. As of March 31, 2022, the outstanding principal balance of our EETC issuances was $257.5 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of March 31, 2022, Hawaiian had $1.7 billion of total indebtedness (excluding finance lease obligations of approximately $118.8 million and operating lease obligations of $481.6 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the three months ended March 31, 2022.

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

HAWAIIAN HOLDINGS, INC.

Date:	April 27, 2022	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)