Form 10-Q
period 2022-06-30
HAWAIIAN HOLDINGS INC
filed 2022-07-27
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2022, 51,385,902 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Operating Revenue:
Passenger	$617,463	$356,271	$1,021,492	$493,740
Other	74,402	54,510	147,587	99,258
Total	691,865	410,781	1,169,079	592,998
Operating Expenses:
Wages and benefits	205,686	170,858	408,785	330,937
Aircraft fuel, including taxes and delivery	226,892	83,840	377,874	131,576
Maintenance, materials and repairs	55,967	37,083	111,617	71,335
Aircraft and passenger servicing	35,631	25,730	69,446	42,981
Depreciation and amortization	34,333	35,113	68,088	70,469
Aircraft rent	25,790	27,679	52,066	57,520
Commissions and other selling	28,615	17,270	49,262	28,679
Other rentals and landing fees	37,041	27,339	71,652	47,007
Purchased services	33,757	23,771	64,444	47,868
Special items	—	8,983	—	8,983
Government grant recognition	—	(95,119)	—	(242,389)
Other	34,242	29,759	69,739	52,721
Total	717,954	392,306	1,342,973	647,687
Operating Income (Loss)	(26,089)	18,475	(173,894)	(54,689)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(24,517)	(30,315)	(49,554)	(54,008)
Gains on fuel derivatives	—	—	—	217
Other components of net periodic benefit cost	1,274	981	2,560	1,962
Interest income	6,562	1,345	10,996	2,594
Capitalized interest	1,060	776	2,112	1,460
Loss on extinguishment of debt	(8,568)	—	(8,568)	(3,994)
Other, net	4,344	444	15,590	21,340
Total	(19,845)	(26,769)	(26,864)	(30,429)
Loss Before Income Taxes	(45,934)	(8,294)	(200,758)	(85,118)
Income tax benefit	(9,160)	(2,117)	(41,175)	(18,250)
Net Loss	$(36,774)	$(6,177)	$(159,583)	$(66,868)
Net Loss Per Share
Basic	$(0.72)	$(0.12)	$(3.11)	$(1.33)
Diluted	$(0.72)	$(0.12)	$(3.11)	$(1.33)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,356	51,156	51,322	50,319
Diluted	51,356	51,156	51,322	50,319

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2022	2021
	(unaudited)
Net Loss	$(36,774)	$(6,177)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $240 and $267 for 2022 and 2021, respectively	392	811
Net change in available-for-sale investments, net of tax benefit of $3,889 and $130 for 2022 and 2021, respectively	(12,040)	(394)
Total other comprehensive income (loss)	(11,648)	417
Total Comprehensive Loss	$(48,422)	$(5,760)

	Six months ended June 30,
	2022	2021
	(unaudited)
Net Loss	$(159,583)	$(66,868)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $448 and net of tax benefit of $228 for 2022 and 2021, respectively	1,022	1,928
Net change in available-for-sale investments, net of tax benefit of $12,219 and $598 for 2022 and 2021, respectively	(37,308)	(1,835)
Total other comprehensive income (loss)	(36,286)	93
Total Comprehensive Loss	$(195,869)	$(66,775)
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$424,952	$490,561
Restricted cash	17,268	17,267
Short-term investments	1,117,417	1,241,752
Accounts receivable, net	89,256	92,888
Income taxes receivable	69,980	71,201
Spare parts and supplies, net	39,065	34,109
Prepaid expenses and other	75,091	66,127
Total	1,833,029	2,013,905
Property and equipment, less accumulated depreciation and amortization of $1,067,908 and $999,966 as of June 30, 2022 and December 31, 2021, respectively	1,905,715	1,957,623
Other Assets:
Assets held-for-sale	22,566	29,449
Operating lease right-of-use assets	497,214	536,154
Long-term prepayments and other	92,990	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,365,014	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,583	$114,400
Air traffic liability and current frequent flyer deferred revenue	783,732	631,157
Other accrued liabilities	166,839	165,050
Current maturities of long-term debt, less discount	46,857	97,096
Current maturities of finance lease obligations	27,137	24,149
Current maturities of operating leases	76,344	79,158
Total	1,249,492	1,111,010
Long-Term Debt	1,598,553	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	85,679	100,995
Noncurrent operating leases	385,463	423,293
Accumulated pension and other post-retirement benefit obligations	154,302	160,817
Other liabilities and deferred credits	76,603	78,340
Noncurrent frequent flyer deferred revenue	304,798	296,484
Deferred tax liability, net	134,571	186,797
Total	1,141,416	1,246,726
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 51,385,436 and 51,233,369 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	514	512
Capital in excess of par value	271,909	269,575
Accumulated income	221,254	380,837
Accumulated other comprehensive loss, net	(118,124)	(81,838)
Total	375,553	569,086
Total Liabilities and Shareholders’ Equity	$4,365,014	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(122,809)	—	(122,809)
Other comprehensive loss, net	—	—	—	—	(24,638)	(24,638)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$258,028	$(106,476)	$422,093
Net Loss	—	—	—	(36,774)	—	(36,774)
Other comprehensive loss, net	—	—	—	—	(11,648)	(11,648)
Issuance of 58,366 shares of common stock, net of shares withheld for taxes	1	—	(100)	—	—	(99)
Share-based compensation expense	—	—	1,981	—	—	1,981
Balance at June 30, 2022	$514	$—	$271,909	$221,254	$(118,124)	$375,553

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2022 and December 31, 2021.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002
Net Loss	—	—	—	(6,177)	—	(6,177)
Other comprehensive income, net	—	—	—	—	417	417
Issuance of 100,606 shares of common stock, net of shares withheld for taxes	1	—	(148)	—	—	(147)
CARES Act PSP warrant issuance, net of tax	—	—	2,168	—	—	2,168
Share-based compensation expense	—	—	2,211	—	—	2,211
Balance at June 30, 2021	$512	$—	$265,654	$458,742	$(114,434)	$610,474

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2021 and December 31, 2020.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2022	2021
	(unaudited)
Net cash provided by Operating Activities	$31,665	$417,277
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(16,521)	(17,886)
Proceeds from the disposition of aircraft and aircraft related equipment	9,662	117
Purchases of investments	(575,191)	(862,001)
Sales of investments	635,385	280,007
Net cash provided by (used in) investing activities	53,335	(599,763)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	—	68,132
Long-term borrowings	—	1,251,705
Repayments of long-term debt and finance lease obligations	(149,019)	(342,151)
Debt issuance costs and discounts	—	(24,664)
Payment for taxes withheld for stock compensation	(1,589)	(1,712)
Other	—	1,837
Net cash provided by (used in) financing activities	(150,608)	953,147
Net increase (decrease) in cash and cash equivalents	(65,608)	770,661
Cash, cash equivalents, and restricted cash - Beginning of Period	507,828	509,639
Cash, cash equivalents, and restricted cash - End of Period	$442,220	$1,280,300

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

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2022	2021	2022	2021
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$523	$986	$1,055	$1,972	Nonoperating Income (Expense), Other, net
Prior service cost	102	92	194	184	Nonoperating Income (Expense), Other, net
Total before tax	625	1,078	1,249	2,156
Tax benefit	(233)	(267)	(388)	(228)
Total, net of tax	$392	$811	$861	$1,928
Short-term investments
Realized gain on sales of investments	$(2,796)	$(555)	$(6,399)	$(718)	Nonoperating Income (Expense), Other, net
Realized loss on sales of investments	17,001	36	21,588	122	Nonoperating Income (Expense), Other, net
Total before tax	14,205	(519)	15,189	(596)
Income tax expense (benefit)	(3,469)	129	(3,747)	148
Total, net of tax	$10,736	$(390)	$11,442	$(448)
Total reclassifications for the period	$11,128	$421	$12,303	$1,480

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2022 and 2021 is as follows:

Three months ended June 30, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(74,395)	$(32,081)	$(106,476)
Other comprehensive loss before reclassifications, net of tax	—	(22,776)	(22,776)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	392	10,736	11,128
Net current-period other comprehensive income (loss)	392	(12,040)	(11,648)
Ending balance	$(74,003)	$(44,121)	$(118,124)

Three months ended June 30, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(115,064)	$213	$(114,851)
Other comprehensive loss before reclassifications, net of tax	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	811	(390)	421
Net current-period other comprehensive income (loss)	811	(394)	417
Ending balance	$(114,253)	$(181)	$(114,434)

Six months ended June 30, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(48,750)	(48,589)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	861	11,442	12,303
Net current-period other comprehensive income (loss)	1,022	(37,308)	(36,286)
Ending balance	$(74,003)	$(44,121)	$(118,124)

Six months ended June 30, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,387)	(1,387)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,928	(448)	1,480
Net current-period other comprehensive income (loss)	1,928	(1,835)	93
Ending balance	$(114,253)	$(181)	$(114,434)

3. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 391,510 and 778,640 for the three months ended June 30, 2022 and 2021, respectively, and 439,994 and 729,566 for the six months ended June 30, 2022 and 2021, respectively. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Loss	$(36,774)	$(6,177)	$(159,583)	$(66,868)
Denominator:
Weighted average common stock shares outstanding - Basic	51,356	51,156	51,322	50,319
Weighted average common stock shares outstanding - Diluted	51,356	51,156	51,322	50,319
Net Loss Per Share
Basic	$(0.72)	$(0.12)	$(3.11)	$(1.33)
Diluted	$(0.72)	$(0.12)	$(3.11)	$(1.33)

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

Stock Repurchase Program

Pursuant to the Company's receipt of financial assistance under federal Payroll Support Programs (PSP) related to the COVID-19 pandemic, the Company is restricted from making any stock repurchases through September 30, 2022. Accordingly, the Company did not repurchase stock during the three and six months ended June 30, 2022 and 2021.

Dividends

Pursuant to the Company’s receipt of federal PSP financial assistance, the Company is restricted from making dividend payments through September 30, 2022. Accordingly, the Company did not make any dividend payments during the three and six months ended June 30, 2022 and 2021.

4. Revenue Recognition
The majority of the Company's passenger revenue is derived from passenger ticket sales. Other revenue is primarily derived from the Company's cargo operations and loyalty program. The Company's primary operations are that of its wholly owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), the Company has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the U.S. Department of Transportation (DOT)) are summarized below:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Geographic Information	(in thousands)
Domestic	$629,576	$391,224	$1,067,992	$556,926
Pacific	62,289	19,557	101,087	36,072
Total operating revenue	$691,865	$410,781	$1,169,079	$592,998

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

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$571,644	$330,194	$943,826	$454,979
Frequent flyer revenue, transportation component	45,819	26,077	77,666	38,761
Passenger Revenue	$617,463	$356,271	$1,021,492	$493,740

Other revenue (e.g., cargo and other miscellaneous)	$45,795	$32,569	$91,611	$59,784
Frequent flyer revenue, marketing and brand component	28,607	21,941	55,976	39,474
Other Revenue	$74,402	$54,510	$147,587	$99,258

As of June 30, 2022 and December 31, 2021, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $601.5 million and $448.2 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended June 30, 2022 and 2021, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $336.4 million and $134.4 million, respectively. During the six months ended June 30, 2022 and 2021, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $327.0 million and $47.5 million, respectively.

Passenger revenue associated with tickets expected to expire (advanced ticket breakage) is estimated based on current and historical rebooking rates for tickets past their original flight date. Advanced ticket breakage associated with these tickets is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the historical trend rate to the current air traffic liability balances for that specific period. Due to significant disruptions in our flight operations related to the COVID-19 pandemic in 2020 and the subsequent extension of the ticket expiration dates to December 31, 2022 for the impacted tickets, the amount of tickets past their flight date remains higher than historical levels. As these tickets approach the expiration date, we adjust our estimates for advanced ticket breakage and recognize the change in estimate prospectively. During the three months ended June 30, 2022 and 2021, the Company recognized approximately $38.2 million and $6.9 million in advanced ticket breakage. During the six months ended June 30, 2022 and 2021, the Company recognized approximately $56.0 million and $9.0 million in advanced ticket breakage. Given the ongoing impact of the COVID-19 pandemic, the Company continues to monitor customers' travel behavior and may adjust its estimates as additional information becomes available.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in air traffic liability and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. As of June 30, 2022, and December 31, 2021, the Company's frequent flyer liability balance was $479.2 million and $466.2 million, respectively.

	June 30, 2022	December 31, 2021
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$174,444	$169,687
Noncurrent frequent flyer deferred revenue	304,798	296,484
Total frequent flyer liability	$479,242	$466,171

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2022	2021
	(in thousands)
Balance at January 1	$466,171	$420,125
Miles awarded	92,988	62,844
Travel miles redeemed (Passenger Revenue)	(77,666)	(38,761)
Non-travel miles redeemed (Other Revenue)	(2,251)	(939)
Balance at June 30	$479,242	$443,269

Frequent flyer program deferred revenue classified as a current liability represents the Company's current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents the Company's current estimate of revenue expected to be recognized beyond 12 months. Due to the ongoing effects of the COVID-19 pandemic, including changes to the Company's ticket validity and exchange policies, and the uncertainty of the pacing to return to normalized service in various markets, primarily international, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.

In April 2021, the Company announced the elimination of its HawaiianMiles expiration policy, effective immediately. The change in policy has not had a material impact thus far and the Company does not expect any future material impact. The Company will continue to evaluate the impact of this change as additional information becomes available.

5.  Short-Term Investments

Debt and equity securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments are reflected in the nonoperating income (expense), other, net line item on the Consolidated Statements of Operations.

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022	(in thousands)
Debt securities
Corporate debt	$473,397	$5	$(23,679)	$449,723
U.S. government and agency debt	325,816	120	(6,338)	319,598
Other fixed income securities	86,856	1,560	(4,805)	83,611
Asset-backed securities	27,261	—	(1,307)	25,954
Collateralized loan obligations	43,489	—	(3,024)	40,465
Bank notes	11,428	5	(164)	11,269
Equity securities	206,257	—	(20,788)	185,469
Other investments measured at net asset value	1,500	—	(172)	1,328
Total short-term investments	$1,176,004	$1,690	(60,277)	$1,117,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$450,954	$277	(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	883	(638)	142,280
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752

The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022	(in thousands)
Debt securities
Corporate debt	$348,469	$(20,142)	$98,244	(3,537)	$446,713	$(23,679)
U.S. government and agency debt	193,320	(6,338)	—	—	193,320	(6,338)
Other fixed income securities	33,849	(4,167)	12,516	(638)	46,365	(4,805)
Asset-backed securities	22,939	(1,307)	—	—	22,939	(1,307)
Collateralized loan obligations	40,465	(3,024)	—	—	40,465	(3,024)
Bank notes	5,393	(164)	—	—	5,393	(164)
Equity securities	185,468	(20,788)	—	—	185,468	(20,788)
Other investments measured at net asset value	1,328	(172)	—	—	1,328	(172)
Total short-term investments	$831,231	$(56,102)	$110,760	$(4,175)	$941,991	$(60,277)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Equity securities	200,046	(2,023)	—	—	200,046	(2,023)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
Total short-term investments	$884,025	$(8,868)	$137,436	$(594)	$1,021,461	$(9,462)
As of June 30, 2022 and December 31, 2021, the Company's unrealized losses from debt and equity securities were generated from 591 positions out of 666 positions and 451 positions out of 558 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of June 30, 2022 and December 31, 2021 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. The Company has evaluated these debt securities and did not recognize any significant credit losses as of June 30, 2022 and December 31, 2021. Accordingly, the Company has determined that the unrealized losses on our debt securities as of March 31, 2022 were temporary in nature.

Contractual maturities of short-term investments as of June 30, 2022 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$17,567	$355,727	$76,429	$449,723
U.S. government and agency debt	39,246	272,967	7,385	319,598
Other fixed income securities	40,910	28,588	14,113	83,611
Asset-backed securities	960	17,213	7,781	25,954
Collateralized loan obligations	—	—	40,465	40,465
Bank notes	—	7,341	3,928	11,269
Total debt securities	$98,683	$681,836	$150,101	$930,620
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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$241,495	$185,962	$55,533	$—
Restricted cash	17,268	17,268	—	—
Short-term investments
Debt securities
Corporate debt securities	449,723	—	444,525	5,198
U.S. government and agency securities	319,598	—	319,598	—
Other fixed income securities	83,611	—	83,611	—
Asset-backed securities	25,954	—	19,172	6,782
Collateralized loan obligations	40,465	—	38,215	2,250
Bank notes	11,269	—	1,464	9,805
Equity securities	185,469	185,469	—	—
Other investments measured at net asset value	1,328	—	—	—
Total short-term investments	1,117,417	185,469	906,585	24,035
Assets held-for-sale	22,566	—	—	22,566
Total assets measured at fair value	$1,398,746	$388,699	$962,118	$46,601

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	19,308	—	15,305	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held-for-sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of June 30, 2022, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

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

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2022 is as follows:

	Short-term Investment Activity for the six months ended June 30, 2022
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Total
	(in thousands)
Beginning balance as of December 31, 2021	$4,003	$6,753	$3,322	$—	$14,078
Purchases	2,884	3,440	1,800	5,508	13,632
Redemptions and paydowns	(31)	(350)	(2,852)	—	(3,233)
Amortization and accretion, net	79	9	358	—	446
Realized and unrealized gains (losses), net	(153)	(47)	(378)	(310)	(888)
Ending balance as of June 30, 2022	$6,782	$9,805	$2,250	$5,198	$24,035

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

A roll-forward of the Assets held-for-sale activity for the six months ended June 30, 2022 is as follows:

	Assets Held-For-Sale Activity for the six months ended June 30, 2022
	ATR Aircraft	Commercial Real Estate	Total
Beginning balance as of December 31, 2021	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from Sale	(9,449)	—	(9,449)
Realized gains	2,573	—	2,573
Realized losses	(7)	—	(7)
Ending balance as of June 30, 2022	$16,275	$6,291	$22,566

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
June 30, 2022					December 31, 2021
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,678,149	$1,354,809	$—	$—	$1,354,809	$1,838,954	$1,808,530	$—	$—	$1,808,530

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing based on quotes of similar debt for other similarly rated companies.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$195,138	$196,338
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance due at maturity in January 2022	—	45,090
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	24,107	30,213
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	20,908	26,271
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	69,459	91,041
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	56,554	70,269
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments, remaining balance due at maturity in September 2027	—	48,245
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments, remaining balance due at maturity in September 2025	—	19,504
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(32,739)	(37,560)
Total Debt	$1,645,410	$1,801,394
Less: Current maturities of long-term debt	(46,857)	(97,096)
Long-Term Debt, less discount	$1,598,553	$1,704,298

Revolving Credit Facility

As of June 30, 2022, the Company has $235.0 million undrawn and available under its revolving credit facility, which matures in December 2022. The Company is currently exploring options to renew its revolving credit facility.

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

In October 2021, the Company repurchased approximately $160.9 million of its outstanding 7.375% Series 2020-1A Pass Through Certificates due 2027 and 11.250% Series 2020-1B Pass Through Certificates due 2025. In June 2022, the Company repurchased the remaining $62.4 million of outstanding Series 2020-1A and Series 2020-1B Equipment Notes. The repurchase resulted in the recognition of a loss on extinguishment of debt of $8.6 million during the three and six months ended June 30, 2022, which is reflected in the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations.

Schedule of Debt Maturities

As of June 30, 2022, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2022 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2022	$23,742
2023	48,107
2024	45,960
2025	59,057
2026	1,339,077
Thereafter	162,206
$1,678,149

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of June 30, 2022.

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2022	2021	2022	2021
	(in thousands)
Service cost	$2,392	$2,739	$4,784	$5,479
Other cost:
Interest cost	4,572	4,216	9,133	8,433
Expected return on plan assets	(6,471)	(6,275)	(12,942)	(12,551)
Recognized net actuarial loss	625	1,078	1,249	2,156
Total other components of the net periodic benefit cost	(1,274)	(981)	(2,560)	(1,962)
Net periodic benefit cost	$1,118	$1,758	$2,224	$3,517

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2022 and 2021, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2022.

9. Commitments and Contingent Liabilities

Commitments

As of June 30, 2022, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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
Committed capital expenditures include aircraft and aircraft related equipment commitments, and other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments as of June 30, 2022 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2022	$76,622	$14,076	$90,698
2023	418,484	29,392	447,876
2024	486,889	27,210	514,099
2025	390,984	18,137	409,121
2026	218,351	13,639	231,990
Thereafter	—	27,082	27,082
	$1,591,330	$129,536	$1,720,866

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. The Company does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2022 and December 31, 2021, there were no holdbacks held with the Company's credit card processors.

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

10. Assets Held-For-Sale

During the second quarter of 2021, the Company reclassified approximately $29.5 million in long-lived assets as held-for-sale as follows:

•The Company announced the termination of its 'Ohana by Hawaiian operations, which utilized its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (the CPA) with a third-party carrier. Following the termination of the operations, the Company committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as Assets held-for-sale on the Consolidated Balance Sheets.
•The Company committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. The Company fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as Assets held-for-sale on the Consolidated Balance Sheets.

During the three months ended June 30, 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had approximately $22.6 million and $29.4 million, respectively, in Assets held-for-sale on the Consolidated Balance Sheets. The Company expects to complete the sale of the remaining assets referenced above within the upcoming 12 months and will continue to monitor the asset groups for potential impairment.

11. Special Items

During the second quarter of 2021, the Company announced the termination of its 'Ohana by Hawaiian operations. The Company wrote-down the asset group to fair value, less cost to sell by approximately $6.4 million. Additionally, the Company recorded a one-time charge of approximately $2.6 million for the early termination of its CPA.

12. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by pass-through trusts formed by Hawaiian (which is also referred to in this Note 12 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 12 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$690,907	$10,648	$(9,690)	$691,865
Operating Expenses:
Wages and benefits	—	205,686	—	—	205,686
Aircraft fuel, including taxes and delivery	—	226,892	—	—	226,892
Maintenance, materials and repairs	—	55,931	36	—	55,967
Aircraft and passenger servicing	—	35,631	—	—	35,631
Commissions and other selling	9	28,666	58	(118)	28,615
Aircraft rent	—	25,790	—	—	25,790
Other rentals and landing fees	—	37,070	—	(29)	37,041
Depreciation and amortization	—	34,333	—	—	34,333
Purchased services	134	33,303	386	(66)	33,757
Other	1,456	44,198	(1,935)	(9,477)	34,242
Total	1,599	727,500	(1,455)	(9,690)	717,954
Operating Income (Loss)	(1,599)	(36,593)	12,103	—	(26,089)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(35,203)	(8,801)	—	44,004	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,797)	(18,468)	748	(24,517)
Interest income	28	6,505	777	(748)	6,562
Capitalized interest	—	1,060	—	—	1,060
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Other components of net periodic pension cost	—	1,274	—	—	1,274
Other, net	—	4,344	—	—	4,344
Total	(35,175)	(10,983)	(17,691)	44,004	(19,845)
Loss Before Income Taxes	(36,774)	(47,576)	(5,588)	44,004	(45,934)
Income tax benefit	—	(9,160)	—	—	(9,160)
Net Income	$(36,774)	$(38,416)	$(5,588)	$44,004	$(36,774)
Comprehensive Loss	$(48,422)	$(50,064)	$(5,588)	$55,652	$(48,422)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$410,071	$11,418	$(10,708)	$410,781
Operating Expenses:
Wages and benefits	—	170,858	—	—	170,858
Aircraft fuel, including taxes and delivery	—	83,840	—	—	83,840
Maintenance, materials and repairs	—	36,793	290	—	37,083
Aircraft and passenger servicing	—	25,730	—	—	25,730
Commissions and other selling	—	17,279	34	(43)	17,270
Aircraft rent	—	27,679	—	—	27,679
Depreciation and amortization	—	34,463	650	—	35,113
Other rentals and landing fees	—	27,373	—	(34)	27,339
Purchased services	77	24,964	546	(1,816)	23,771
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(95,119)	—	—	(95,119)
Other	1,426	36,312	836	(8,815)	29,759
Total	1,503	394,820	6,691	(10,708)	392,306
Operating Income (Loss)	(1,503)	15,251	4,727	—	18,475
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(4,683)	(9,670)	—	14,353	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,423)	(18,640)	748	(30,315)
Interest income	9	1,331	753	(748)	1,345
Capitalized interest	—	776	—	—	776
Other components of net periodic pension cost	—	981	—	—	981
Other, net	—	444	—	—	444
Total	(4,674)	(18,561)	(17,887)	14,353	(26,769)
Loss Before Income Taxes	(6,177)	(3,310)	(13,160)	14,353	(8,294)
Income tax expense (benefit)	—	(2,117)	—	—	(2,117)
Net Loss	$(6,177)	$(1,193)	$(13,160)	$14,353	$(6,177)
Comprehensive Loss	$(5,760)	$(776)	$(13,160)	$13,936	$(5,760)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,167,498	$20,375	$(18,794)	$1,169,079
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	377,874	—	—	377,874
Wages and benefits	—	408,785	—	—	408,785
Aircraft rent	—	52,066	—	—	52,066
Maintenance materials and repairs	—	111,421	196	—	111,617
Aircraft and passenger servicing	—	69,446	—	—	69,446
Commissions and other selling	9	49,290	288	(325)	49,262
Depreciation and amortization	—	68,088	—	—	68,088
Other rentals and landing fees	—	71,710	—	(58)	71,652
Purchased services	177	63,594	805	(132)	64,444
Other	3,674	86,037	(1,693)	(18,279)	69,739
Total	3,860	1,358,311	(404)	(18,794)	1,342,973
Operating Income (Loss)	(3,860)	(190,813)	20,779	—	(173,894)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(155,758)	(18,221)	—	173,979	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,121)	(36,921)	1,488	(49,554)
Other components of net periodic pension cost	—	2,560	—	—	2,560
Interest income	35	10,930	1,519	(1,488)	10,996
Capitalized interest	—	2,112	—	—	2,112
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Other, net	—	15,590	—	—	15,590
Total	(155,723)	(9,718)	(35,402)	173,979	(26,864)
Loss Before Income Taxes	(159,583)	(200,531)	(14,623)	173,979	(200,758)
Income tax expense (benefit)	—	(41,175)	—	—	(41,175)
Net Loss	$(159,583)	$(159,356)	$(14,623)	$173,979	$(159,583)
Comprehensive Loss	$(195,869)	$(195,642)	$(14,623)	$210,265	$(195,869)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$591,609	$14,841	$(13,452)	$592,998
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	131,576	—	—	131,576
Wages and benefits	—	330,937	—	—	330,937
Aircraft rent	—	57,520	—	—	57,520
Maintenance materials and repairs	—	71,030	305	—	71,335
Aircraft and passenger servicing	—	42,981	—	—	42,981
Commissions and other selling	—	28,700	43	(64)	28,679
Depreciation and amortization	—	68,922	1,547	—	70,469
Other rentals and landing fees	—	47,070	—	(63)	47,007
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(242,389)	—	—	(242,389)
Purchased services	1,965	49,534	859	(4,490)	47,868
Other	3,152	57,273	1,131	(8,835)	52,721
Total	5,117	647,802	8,220	(13,452)	647,687
Operating Income (Loss)	(5,117)	(56,193)	6,621	—	(54,689)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(61,770)	(20,487)	—	82,257	—
Interest expense and amortization of debt discounts and issuance costs	—	(25,331)	(29,878)	1,201	(54,008)
Interest income	19	2,570	1,206	(1,201)	2,594
Capitalized interest	—	1,460	—	—	1,460
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	1,962	—	—	1,962
Other, net	—	21,340	—	—	21,340
Total	(61,751)	(22,263)	(28,672)	82,257	(30,429)
Loss Before Income Taxes	(66,868)	(78,456)	(22,051)	82,257	(85,118)
Income tax expense (benefit)	—	(18,250)	—	—	(18,250)
Net Loss	$(66,868)	$(60,206)	$(22,051)	$82,257	$(66,868)
Comprehensive Loss	$(66,775)	$(60,113)	$(22,051)	$82,164	$(66,775)

Condensed Consolidating Balance Sheets
June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,138	$352,132	$29,682	$—	$424,952
Restricted cash	—	—	17,268	—	17,268
Short-term investments	—	1,117,417	—	—	1,117,417
Accounts receivable, net	—	87,609	16,360	(14,713)	89,256
Income taxes receivable	—	69,980	—	—	69,980
Spare parts and supplies, net	—	39,065	—	—	39,065
Prepaid expenses and other	—	74,943	148	—	75,091
Total	43,138	1,741,146	63,458	(14,713)	1,833,029
Property and equipment at cost	—	2,973,623	—	—	2,973,623
Less accumulated depreciation and amortization	—	(1,067,908)	—	—	(1,067,908)
Property and equipment, net	—	1,905,715	—	—	1,905,715
Assets held-for-sale	—	944	21,622	—	22,566
Operating lease right-of-use assets	—	497,214	—	—	497,214
Long-term prepayments and other	50	92,485	1,200,455	(1,200,000)	92,990
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	598,822	—	(598,822)	—
Investment in consolidated subsidiaries	819,033	(44,563)	503	(774,973)	—
TOTAL ASSETS	$862,221	$4,791,763	$1,299,538	$(2,588,508)	$4,365,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$157,048	$1,161	$(10,513)	$148,583
Air traffic liability and current frequent flyer deferred revenue	—	774,452	9,280	—	783,732
Other accrued liabilities	—	157,287	13,752	(4,200)	166,839
Current maturities of long-term debt, less discount	—	46,857	—	—	46,857
Current maturities of finance lease obligations	—	27,137	—	—	27,137
Current maturities of operating leases	—	76,344	—	—	76,344
Total	887	1,239,125	24,193	(14,713)	1,249,492
Long-term debt	—	1,616,464	1,182,089	(1,200,000)	1,598,553
Intercompany payable	485,781	—	113,041	(598,822)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	85,679	—	—	85,679
Noncurrent operating leases	—	385,463	—	—	385,463
Accumulated pension and other post-retirement benefit obligations	—	154,302	—	—	154,302
Other liabilities and deferred credits	—	76,449	154	—	76,603
Noncurrent frequent flyer deferred revenue	—	304,798	—	—	304,798
Deferred tax liabilities, net	—	134,571	—	—	134,571
Total	—	1,141,262	154	—	1,141,416
Shareholders’ equity	375,553	794,912	(19,939)	(774,973)	375,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$862,221	$4,791,763	$1,299,538	$(2,588,508)	$4,365,014

Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable, net	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held-for-sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other post-retirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders’ equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,842)	$50,266	$(15,759)	$—	$31,665
Cash Flows From Investing Activities:
Net payments to affiliates	—	(25,902)	725	25,177	—
Additions to property and equipment, including pre-delivery deposits	—	(16,521)	—	—	(16,521)
Proceeds from the disposition of aircraft and aircraft related equipment	—	88	9,574	—	9,662
Purchases of investments	—	(575,191)	—	—	(575,191)
Sales of investments	—	635,385	—	—	635,385
Net cash provided by (used in) investing activities	—	17,859	10,299	25,177	53,335
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(149,019)	—	—	(149,019)
Net payments from affiliates	25,177	—	—	(25,177)	—
Payment for taxes withheld for stock compensation	—	(1,589)	—	—	(1,589)
Net cash provided by (used in) financing activities	25,177	(150,608)	—	(25,177)	(150,608)
Net increase in cash and cash equivalents	22,335	(82,483)	(5,460)	—	(65,608)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$43,138	$352,132	$46,950	$—	$442,220

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,885)	$409,566	$12,596	$—	$417,277
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,161,138	(1,085,354)	(78,509)	—
Additions to property and equipment, including pre-delivery deposits	—	(17,602)	(284)	—	(17,886)
Proceeds from the disposition of aircraft and aircraft related equipment	—	117	—	—	117
Purchases of investments	—	(862,001)	—	—	(862,001)
Sales of investments	—	280,007	—	—	280,007
Net cash provided by (used in) investing activities	2,725	561,659	(1,085,638)	(78,509)	(599,763)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(342,151)	—	—	(342,151)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(75,784)	—	(2,725)	78,509	—
Payment for taxes withheld for stock compensation	—	(1,712)	—	—	(1,712)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(5,815)	(292,158)	1,172,611	78,509	953,147
Net increase (decrease) in cash and cash equivalents	(7,975)	679,067	99,569	—	770,661
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$16,113	$1,155,476	$108,711	$—	$1,280,300

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations under the CARES Act, CAA 2021 and ARP 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2022; expected salary and related costs; our expected fleet as of June 30, 2023; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the state of Hawai'i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2022, the latest available data. As of June 30, 2022, we had 6,932 active employees.

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

June 2022 Quarterly Financial Overview

•GAAP net loss in the second quarter was $36.8 million, or $(0.72) per diluted share on total revenue of $691.9 million, compared to a net loss of $6.2 million, or $(0.12) per diluted share, on total revenue of $410.8 million during the same period in 2021.

•During the three months ended June 30, 2022, capacity (as measured in Available Seat Miles or ASM) was up 25.9%, while Revenue Passenger Miles (RPM) increased 38.8%, as compared to the same period in 2021, driven primarily by increased customer demand within our domestic network.

•Unrestricted cash, cash equivalents and short-term investments was $1.5 billion as of June 30, 2022.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in the first quarter of 2020, continues to impact passenger travel demand, with total passenger revenue down approximately 5.5% and 18.6% during the three and six months ended June 30, 2022, as compared to the same periods in 2019. The recovery in our domestic network has been robust with passenger revenue up 14.1% and down 0.1% during the three and six months ended June 30, 2022 as compared to the same periods in 2019.

International revenue continues to lag the recovery in domestic travel due to certain restrictions on international travel, with revenue down 70.1% and 77.8% during the three and six months ended June 30, 2022, as compared to the same periods in 2019.

During the second quarter of 2022, our domestic network accounted for approximately 92.4% of total passenger revenue. We continue to monitor developments relating to the easing of restrictions on international travel by international governments, including by the government of Japan, as Japan represented a large percentage of our pre-pandemic international revenue.

One significant factor previously influencing passenger travel demand was the Safe Travels Hawai'i program, which was enacted to help control the spread of COVID-19 by enforcing quarantines and pre-travel testing requirements for travel to the state of Hawai'i. In March 2022, the State of Hawai'i ended the Safe Travels program and incoming domestic passengers are no longer required to show proof of vaccination or a pre-travel negative test result. Despite the easing of COVID-19-related restrictions on travel to and within Hawai'i, uncertainties remain regarding sustained demand for air travel, particularly as new variants of the COVID-19 virus have emerged and spread. There can be no assurance whether, at some point, the State of

Hawai'i or counties within the state may reinstate quarantine or other travel requirements should the prevalence of COVID-19 worsen. The U.S. government and international governments could also impose, extend or otherwise modify existing travel restrictions on domestic or international travel. Additionally, delays, disruptions, or issues with the performance of our third-party vendors and service providers due to COVID-19 could have a material or adverse effect on our operations and restrictions or shortages impacting other sectors of the travel industry, such as hotel or transportation availability, could negatively impact travel demand. As a result of all the above factors and our results to date, we expect bookings, revenue and results of operations in the third quarter of 2022 to be below 2019 levels. Unpredictability in the demand for air travel as a result of the ongoing COVID-19 pandemic may result in decreases to existing or anticipated levels of demand, and such decreases could be material to our business. We will continue to assess our routes and schedule in response to changes in demand, including those related to the COVID-19 pandemic.

Material Changes to our Consolidated Balance Sheet

As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position in fiscal years 2020 and 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 10, 2022, for a comprehensive discussion of actions taken in both fiscal years. During the six months ended June 30, 2022, material changes to our Consolidated Balance Sheet included the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.5 billion as of June 30, 2022, compared to $1.7 billion as of December 31, 2021. Refer to the Cash Flow and Use of Liquidity section below for additional discussion.
•As of June 30, 2022, our total debt was $1.6 billion, a decrease of $156.0 million, or 8.7%, as compared to $1.8 billion as of December 31, 2021. During the six months ended June 30, 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation and in June 2022, we extinguished the remaining $62.4 million in outstanding Class A EETC-20 and Class B EETC-20 Equipment Notes.
•As of June 30, 2022, our air traffic liability and current frequent flyer deferred revenue was $783.7 million, an increase of $152.6 million, or 24.2%, as compared to $631.2 million as of December 31, 2021. The increase in air traffic liability is primarily due to an increase in advanced ticket sales prior to the peak summer travel season. Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

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

Fleet Summary

Due to the ongoing impacts of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand. The table below summarizes our total fleet as of June 30, 2021 and 2022, respectively and our expected fleet as of June 30, 2023 (based on existing executed agreements as of June 30, 2022):

	June 30, 2021			June 30, 2022			June 30, 2023 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo	4	14	18	4	14	18	4	14	18
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (3)	—	4	4	—	3	3	—	3	3
ATR 72-200 (3)	—	4	4	—	1	1	—	1	1
Total	21	48	69	21	44	65	21	44	65

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly owned subsidiary of the Company. In 2021, the Company announced the permanent suspension of its 'Ohana by Hawaiian operations, which operated under a CPA with a third-party provider. As of

June 30, 2022, these aircraft and related asset group were classified as Assets held-for-sale on the Consolidated Balance Sheets.

Results of Operations

For the three months ended June 30, 2022, we generated a net loss of $36.8 million, or $0.72 per diluted share, compared to a net loss of $6.2 million, or $0.12 per diluted share, for the same period in 2021. For the six months ended June 30, 2022, we generated a net loss of $159.6 million, or $3.11 per diluted share, compared to a net loss of $66.9 million, or $1.33 per diluted share, for the same period in 2021.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2022		2021 (a)		2022		2021 (a)
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,576		1,723		4,606		2,456
Revenue passenger miles (RPM)	3,862,507		2,764,719		6,836,857		3,818,847
Available seat miles (ASM)	4,505,285		3,546,316		8,747,768		6,012,358
Passenger revenue per RPM (Yield)	15.99	¢	12.89	¢	14.94	¢	12.93	¢
Passenger load factor (RPM/ASM)	85.7%		78.0%		78.2%		63.5%
Passenger revenue per ASM (PRASM)	13.71	¢	10.05	¢	11.68	¢	8.21	¢
Total Operations:
Revenue passengers flown	2,584		1,730		4,620		2,466
RPM	3,870,586		2,789,129		6,858,150		3,851,446
ASM	4,516,296		3,586,928		8,779,344		6,068,574
Operating revenue per ASM (RASM)	15.32	¢	11.45	¢	13.32	¢	9.77	¢
Operating cost per ASM (CASM)	15.90	¢	10.94	¢	15.30	¢	10.67	¢
CASM excluding aircraft fuel and non-recurring items (b)	10.87	¢	11.00	¢	10.97	¢	12.35	¢
Aircraft fuel expense per ASM (c)	5.03	¢	2.34	¢	4.31	¢	2.17	¢
Revenue block hours operated	47,477		39,250		92,360		66,245
Gallons of aircraft fuel consumed	57,494		44,442		110,911		74,388
Average cost per gallon of aircraft fuel (c)	$3.95		$1.89		$3.41		$1.77

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
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2022, operating revenue increased by $281.1 million, or 68.4%, and $576.1 million, or 97.1%, respectively, as compared to the same periods in 2021. The increases were primarily driven by the increase in passenger travel demand, predominantly within our domestic markets.

Passenger revenue

For the three and six months ended June 30, 2022, passenger revenue increased by $261.2 million, or 73.3%, and $527.8 million, or 106.9%, respectively, as compared to the same periods in 2021. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended June 30, 2021
(in thousands)	Three months ended June 30, 2022	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$570,290	67.0%	27.6%	30.8%	19.5%	39.7%
International	47,173	221.0	(58.2)	666.9	167.2	20.2
Total	$617,463	73.3%	24.0%	39.7%	27.0%	36.4%

		Increase (Decrease) vs. Six Months Ended June 30, 2021
(in thousands)	Six months ended June 30, 2022	Passenger Revenue	Yield	RPMs	ASM	PRASM
Domestic	$947,505	101.6%	18.0%	70.9%	39.3%	44.8%
International	73,987	211.2	(49.8)	520.2	141.9	28.8
Total	$1,021,492	106.9%	15.5%	79.0%	45.5%	42.3%

Domestic passenger revenue increased 67.0% and 101.6% during the three and six months ended June 30, 2022, on capacity growth of 19.5% and 39.3%, respectively, as compared to the same periods in 2021. The increase in both periods is primarily attributed to improved demand for passenger travel on our domestic network, with passenger counts up 46.4% and 87.6%, respectively. Demand on our domestic network has recovered to pre-COVID-19 pandemic levels, with passenger revenue up 14.1% and down 0.1% during the three and six months ended June 30, 2022, as compared to the same periods in 2019.

In March 2022, the State of Hawai'i ended its Safe Travels Program, and domestic passengers are no longer required to quarantine nor provide pre-travel testing or proof of vaccination completion.

International passenger revenue increased 221.0% and 211.2%, respectively, during the three and six months ended June 30, 2022, as compared to the same periods in 2021. However, our international network remains depressed primarily due to covid-related travel restrictions. Consequently, revenue during the three and six months ended June 30, 2022 was down 70.1% and 77.8%, respectively, as compared to the same periods in 2019. We expect international demand to remain depressed through the third quarter of 2022, with improvement in the international markets lagging behind domestic demand recovery until government travel restrictions are lifted and customer demand starts to return.
In April 2022, we announced the resumption of our three-times weekly nonstop service between Auckland, New Zealand and Honolulu, Hawai'i,starting in July as well as a seasonal increase in frequency between Seoul, South Korea and Honolulu, Hawai'i in the summer of 2022.
In May 2022, we also announced plans to resume service between Honolulu, Hawai'i and Haneda International Airport in Tokyo, Japan, beginning in August 2022, and an increase in weekly flights between Honolulu, Hawai'i and Narita International Airport in Tokyo, Japan, and Kansai International Airport in Osaka, Japan, beginning in August 2022.
We expect our network capacity for the third quarter ending September 30, 2022 to be down approximately 5.0% to 8.0% compared to the same period in 2019, primary driven by the delay of the full restoration of our Japan network.

Other Operating Revenue

For the three and six months ended June 30, 2022, Other operating revenue increased by $19.9 million, or 36.5%, and $48.3 million, or 48.7%, respectively, as compared to the same period in 2021.

During the three and six months ended June 30, 2022, Cargo revenue increased $4.6 million and $14.8 million, respectively, as compared to the same periods in 2021, primarily driven by improved demand. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $9.2 million and $22.0 million, respectively, during the three and six months ended June 30, 2022, as compared to the same periods in 2021, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, increased during the three and six months ended June 30, 2022 by approximately $6.1 million and $11.5 million, as compared to the same periods in 2021.

Operating Expense

Operating expenses were $718.0 million and $1.3 billion during the three and six months ended June 30, 2022. Increases (decreases) in operating expenses for the three and six months ended June 30, 2022, as compared to the same period in 2021, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2022 compared to the three months ended June 30, 2021		Increase / (decrease) for the six months ended June 30, 2022 compared to the six months ended June 30, 2021
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$34,828	20.4%	$77,848	23.5%
Aircraft fuel, including taxes and delivery	143,052	170.6	246,298	187.2
Maintenance, materials and repairs	18,884	50.9	40,282	56.5
Aircraft and passenger servicing	9,901	38.5	26,465	61.6
Commissions and other selling	11,345	65.7	20,583	71.8
Aircraft rent	(1,889)	(6.8)	(5,454)	(9.5)
Other rentals and landing fees	9,702	35.5	24,645	52.4
Depreciation and amortization	(780)	(2.2)	(2,381)	(3.4)
Purchased services	9,986	42.0	16,576	34.6
Special items	(8,983)	(100.0)	(8,983)	(100.0)
Government grant recognition	95,119	(100.0)	242,389	(100.0)
Other	4,483	15.1	17,018	32.3
Total	$325,648	83.0%	$695,286	107.3%

Wages and benefits

Wages and benefits expense increased by $34.8 million, or 20.4%, and $77.8 million, or 23.5%, for the three and six months ended June 30, 2022, as compared to the prior year periods. The increase in wages and benefits expense is primarily attributed to increased operations, predominantly within our domestic network, scheduled contractual wage increases and increased inflationary and hiring costs.

In February 2022, our International Association of Machinists and Aerospace Workers (IAM-M) and International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C) employees ratified a new collective bargaining agreement (CBA), which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter, the Company recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan. In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU), ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA is not material to our financial statements.

On July 1, 2022, our CBA with employees represented by the Air Line Pilots Association (ALPA) became amendable. The Company is currently in negotiations with ALPA on a new CBA.

We expect that wages and benefits will increase during the third quarter of 2022, as compared to the same period in 2021, as a result of the recently amended CBA, combined with our continued ramp up of operations.

Aircraft fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2022, as compared to the prior year period, primarily due to significant increases in the average fuel cost per gallon, combined with increased consumption, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$226,892	$83,840	170.6%	$377,874	$131,576	187.2%
Fuel gallons consumed	57,494	44,442	29.4%	110,911	74,388	49.1%
Average fuel price per gallon, including taxes and delivery	$3.95	$1.89	109.0%	$3.41	$1.77	92.7%

Given demand reductions coincident with the onset of the COVID-19 pandemic, the Company significantly reduced its fuel hedging. Fuel prices globally have recently escalated, and the Company expects this elevated fuel cost environment to continue throughout 2022 due to recent market disruptions, further exacerbated by geopolitical events. The Company continues to evaluate its future fuel hedging strategies. We anticipate that total gallons of jet fuel consumed in the third quarter of 2022 will be down 7.0% to 10.0% as compared to the same period in 2019.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $18.9 million, or 50.9%, and $40.3 million, or 56.5%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase during both periods is primarily related to the increased utilization of our aircraft commensurate with the ramp up of our operations, as discussed above. We expect maintenance, materials and repairs expense to increase during the third quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity, combined with the performance of scheduled heavy maintenance events.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $9.9 million, or 38.5%, and $26.5 million, or 61.6%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase during both periods is primarily attributed to increased passengers flown, which was up 49.4% and 87.3%, respectively, during these same periods. We expect aircraft and passenger service expense to increase during the third quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $11.3 million, or 65.7%, and $20.6 million and 71.8%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase during both periods was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the third quarter of 2022, as compared to the same period in 2021 as we continue to rebuild operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $9.7 million, or 35.5%, and $24.6 million, or 52.4%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during both periods is attributed to increased operations as discussed above. We expect other rentals and landing fees expense to increase during the third quarter of 2022, as compared to the same period in 2021, as we continue to rebuild operational capacity.

Special items

During the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party carrier. We reclassified approximately $23.6 million to Assets held for sale and recognized a one-time expense of $6.4 million to write-down the asset group to fair value. Additionally, we recorded a charge of approximately $2.6 million for the early termination of our CPA.

Government grant recognition

In the first quarter of 2021, we entered into a Payroll Support Program Extension Agreement (PSP Extension Agreement) with the Treasury and received $192.7 million in payroll support payments pursuant to such PSP Extension Agreement. In the second quarter of 2021, we received $179.7 million pursuant to the Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), all of which was used exclusively for the payment of employee wages, salaries and benefits. The support payments included total grants of $320.7 million that were recognized as contra-expense in 2021 over the period that the funds were utilized. During the three and six months ended June 30, 2021, we recognized total contra-expense of $95.1 million and $242.5 million, respectively, in the Consolidated Statements of Operations.

Other expense

Other expense increased by $4.5 million, or 15.1%, and $17.0 million, or 32.3%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase during the first quarter 2022 was primarily attributed to the ramp up of operations, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the third quarter of 2022 as we continue to ramp up operational capacity.

We anticipate CASM excluding fuel and non-recurring items for the quarter ending September 30, 2022 to be up approximately 8.0% to 12.0%, as compared to the same period in 2019.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $6.9 million, or 25.9%, and $3.6 million, or 11.7%, during the three and six months ended June 30, 2022 as compared to the same periods in 2021. The decrease in expense was primarily attributed to an increase in realized and unrealized gains associated with our debt instruments denominated in Japanese Yen partially offset by an increase in realized losses associated with our investment portfolio. Additionally, during the three and six months ended June 30, 2022, we extinguished our remaining outstanding Class A EETC-20 and Class B EETC-20 Equipment Notes and recognized a $8.6 million loss on the extinguishment of these notes.

Income Taxes

Our effective tax rate was 19.9% and 25.5% for the three months ended June 30, 2022 and 2021, respectively, and 20.5% and 21.4% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

We expect our tax rate to be approximately 19.5% for the full year of 2022.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.5 billion as of June 30, 2022, compared to approximately $1.7 billion as of December 31, 2021.

As of June 30, 2022, our current assets exceeded our current liabilities by approximately $583.5 million as compared to $902.9 million as of December 31, 2021. Approximately $783.7 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

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

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $31.7 million during the six months ended June 30, 2022 compared to net cash provided by operating activities of $417.3 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. The impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. As discussed above, we noted marked improvements in air travel demand in the first and second quarters of 2022, as compared to the same periods in 2021; however, demand (measured in passengers flown) remains below 2019 levels, down approximately 12.7%.

Aircraft Fuel. Fuel expense represented approximately 31.6% and 28.1% of our total operating expense during the three and six months ended June 30, 2022 compared to 21.4% and 20.3%, respectively, during the same periods in 2021. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations.

Pension and Other Postretirement Benefit Plan Funding. During the three and six months ended June 30, 2022 and 2021, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2022.

Government Support Programs. Operating cash flows for the three and six months ended June 30, 2021 included $179.7 million and $372.4 million, respectively, in proceeds received under the PSP Extension Agreement, which was utilized to offset eligible payroll and payroll-related costs. All funding under the PSP Extension Agreement was utilized by the end of 2021.

Operating Lease Obligations. As of June 30, 2022, we had $461.8 million of operating lease obligations, which range between approximately $50.5 million to $98.8 million on an annual basis over the next five years.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of June 30, 2022, we had approximately $129.5 million of such obligations, which range from approximately $13.6 million to $29.4 million on an annual basis over the next five years.
Investing Activities
Net cash provided by investing activities was $53.3 million during the six months ended June 30, 2022 compared to net cash used in investing activities of $599.8 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the six months ended June 30, 2022, our purchases and sales of short-term investments resulted in net cash inflow of $60.2 million as compared to net cash outflow of $582.0 million during the same period in 2021.

Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures decreased to $16.5 million during the six months ended June 30, 2022 as compared to $17.9 million in capital expenditures during the same period in 2021.

As of June 30, 2022, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2023 and 2025

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $76.6 million for the remainder of 2022, $418.5 million in 2023, $486.9 million in 2024, $391.0 million in 2025, and $218.4 million in 2026.

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

Financing Activities

Net cash used in financing activities was $150.6 million during the six months ended June 30, 2022 compared to net cash provided by financing activities of $953.1 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026.

During the six months ended June 30, 2022 and 2021, we repaid $149.0 million and $342.2 million of long-term debt and finance lease obligations. In February 2021, we paid in full the $45.0 million ERP loan issued pursuant to the CARES Act and also repaid the $235.0 million outstanding balance drawn on our revolving credit facility. In January 2022, the Company made the final scheduled principal payment of $45.1 million for its Class B EETC-13 debt obligation and in June 2022, we paid $71.6 million to extinguish our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional discussion.

Future Debt Obligations. As of June 30, 2022, scheduled maturities of our debt remaining in 2022 and 2023 were $23.7 million and $48.1 million, respectively, with scheduled maturities from 2024 through 2026 of $46.0 million, $59.1 million, and $1.3 billion, respectively. As of June 30, 2022, scheduled maturities after 2026 aggregate to $162.2 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2022, these interest obligations total $40.1 million remaining in 2022, $79.2 million in 2023, $78.4 million in 2024, $77.4 million in 2025, $22.6 million in 2026, and $10.4 million thereafter.

Finance Lease Obligations. As of June 30, 2022, we had $112.8 million of finance lease obligations, which range between approximately $11.3 million to $29.5 million on an annual basis over the next five years.

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

Undrawn Lines of Credit. As of June 30, 2022, we had approximately $235.0 million undrawn and available under our revolving credit facility that matures in December 2022. We are currently exploring options to renew our revolving credit facility.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2022 and December 31, 2021, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of June 30, 2022.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•We recognized $95.1 million and $242.4 million in contra-expense during the three and six months ended June 30, 2021 related to grant proceeds received from the federal Payroll Support Programs. The grant proceeds were recognized in proportion to estimated eligible wages and benefits over the period to which the Payroll Support Programs relate.
•During the three and six months ended June 30, 2022, we recognized a $8.6 million loss on the extinguishment of our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

•Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts.
•In January 2022, we reached a tentative agreement with our IAM-M and IAM-C employees. In February 2022, employees represented by the IAM-M and IAM-C ratified a new CBA, which included a one-time signing bonus of $2.1 million, which was recorded in wages and benefits during the first quarter of 2022. During the second quarter of

2022, the Company and the IAM completed a separation program under the CBA and recognized a $2.6 million one-time expense, which was recorded in wages and benefits.
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
•During the three months ended June 30, 2022, we sold three ATR-72 aircraft and recorded a $2.6 million gain on sale of aircraft in other operating expense.
•In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party carrier. The termination did not meet the requirements of discontinued operations under ASC 205. However, the asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets. We calculated the fair value of the asset group resulting in the write-down of approximately $6.4 million. Additionally, we recorded an early termination charge associated with our CPA of approximately $2.6 million.
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

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(36,774)	$(0.72)	$(6,177)	$(0.12)	$(159,583)	$(3.11)	$(66,868)	$(1.33)
Adjusted for:
Government grant recognition	—	—	(95,119)	(1.86)	—	—	(242,389)	(4.82)
Loss on extinguishment of debt	8,568	0.17	—	—	8,568	0.17	3,994	0.08
Changes in fair value of fuel derivative contracts	—	—	—	—	—	—	(382)	(0.01)
CBA related expense	2,574	0.05	—	—	4,678	0.09	—	—
Unrealized (gains) losses on foreign debt	(20,381)	(0.40)	92	—	(31,963)	(0.63)	(18,951)	(0.38)
Unrealized (gains) losses on non-designated fx positions	—	—	397	0.01	—	—	(1,352)	(0.03)
Gain on sale of aircraft	(2,578)	(0.05)	—	—	(2,578)	(0.05)	—	—
Special items	—	—	8,983	0.18	—	—	8,983	0.18
Tax effect of adjustments	2,482	0.05	17,986	0.35	4,472	0.09	52,520	1.04
Adjusted net loss	$(46,109)	$(0.90)	$(73,838)	$(1.44)	$(176,406)	$(3.44)	$(264,445)	$(5.27)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$717,954		$392,306		$1,342,973		$647,687
Adjusted for:
Government grant recognition	—		95,119		—		242,389
CBA related expense	(2,574)		—		(4,678)		—
Gain on sale of aircraft	2,578		—		2,578		—
Special items	—		(8,983)		—		(8,983)
Operating expenses excluding non-recurring items	$717,958		$478,442		$1,340,873		$881,093
Aircraft fuel, including taxes and delivery	(226,892)		(83,840)		(377,874)		(131,576)
Operating expenses excluding aircraft fuel and non-recurring items	$491,066		$394,602		$962,999		$749,517
Available Seat Miles	4,516,296		3,586,928		8,779,344		6,068,574
CASM - GAAP	15.90	¢	10.94	¢	15.30	¢	10.67	¢
Adjusted for:
Government grant recognition	—		2.65		—		3.99
CBA ratification bonus	(0.06)		—		(0.05)		—
Gain on sale of aircraft	0.06		—		0.03		—
Special items	—		(0.25)		—		(0.14)
Aircraft fuel, including taxes and delivery	(5.03)		(2.34)		(4.31)		(2.17)
CASM excluding aircraft fuel and non-recurring items	10.87	¢	11.00	¢	10.97	¢	12.35	¢

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net Loss	$(36,774)	(6,177)	$(159,583)	(66,868)
Income tax benefit	(9,160)	(2,117)	(41,175)	(18,250)
Depreciation and amortization	34,333	35,113	68,088	70,469
Interest expense and amortization of debt discounts and issuance costs	24,517	30,315	49,554	54,008
EBITDA, as reported	12,916	57,134	(83,116)	39,359
Adjusted for:
Government grant recognition	—	(95,119)	—	(242,389)
Loss on extinguishment of debt	8,568	—	8,568	3,994
Changes in fair value of fuel derivative instruments	—	—	—	(382)
CBA related expense	2,574	—	4,678	—
Unrealized (gains) losses on foreign debt	(20,381)	92	(31,963)	(18,951)
Unrealized (gains) losses on non-designated foreign exchange positions	—	397	—	(1,352)
Gain on sale of aircraft	(2,578)	—	(2,578)	—
Special items	—	8,983	—	8,983
Adjusted EBITDA	$1,099	$(28,513)	$(104,411)	$(210,738)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competitive Environment Risks
•the extremely competitive environment in which we operate
•the effect of inflation on our profitability
•the effect of interest rate increases on the fair value of our fixed income investments
•the concentration of our business
•the competitive advantages held by network carriers in the North America market
•our reliance on commercial relationships with other airlines to provide access to Domestic and International routes
•the effect of increased capacity provided by our competitors on our North American and Neighbor Island routes
•the effect of competition from domestic and foreign carriers on our International routes

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic. While we have experienced increases in demand for travel to and within the state of Hawai'i, we cannot predict developments from the COVID-19 pandemic and responses thereto, including the emergence of new variants of the virus, vaccine mandates or recommendations related to travel to and within the state of Hawai'i. As such, the economic consequences of future developments are uncertain, rapidly changing and difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on and requirements related to travel, transport and our workforce); the pace, effectiveness and utilization of vaccinations, including state or federal vaccine mandates placed on travelers or our employees; the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended June 30, 2022, our revenue was $691.9 million, down $36.0 million from the same period in 2019.

•Operations- and customer-related risks: Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Although several operational challenges have lessened as governments have lifted or modified travel restrictions, vaccination rates have increased, and demand for air travel has recovered meaningfully on certain routes, we are unable to predict future events that may constrain the recovery of or demand for air travel as a result of the ongoing COVID-19 pandemic. We expect levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to improve but remain depressed, particularly with respect to international markets due to delays in resumption of international travel. Additionally, we expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. Our workforce has been and may continue to be significantly impacted by constrained labor markets, staffing shortages, and the continued spread and health impacts of the COVID-19 pandemic, which could have a negative impact on our operations. We have implemented enhanced measures to protect the health and safety of our passengers and employees and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

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

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior, including but not limited to such changes as a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. The COVID-19 pandemic produced certain trends, which have and could have an effect on our operations:

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased; and

•Travelers may be dissuaded from flying due to restrictions on movement and possible enhanced COVID-19-related screening measures which have been or may be implemented across multiple markets we serve.

•Demand for travel may fluctuate based on current levels of COVID-19 or other infection.

The COVID-19 pandemic or similar events may also affect our operating and financial results in ways that are not presently known to us or that we currently do not expect. The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our dependence on leisure travel to Hawai'i, our competitiveness, demand for air travel generally and our services specifically, shifting consumer preferences and our substantial outstanding indebtedness.

ECONOMIC RISKS

Our business is affected by global economic volatility, including the current economic downturn.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from travel restrictions or recommendations or vaccine mandates, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking additional federal payroll support relief or other potential financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i continued to impose quarantine, testing and vaccination requirements through most of the first quarter of 2022, and foreign governments restrictions remain in effect for international travelers. There can be no assurance whether, at some point, the State of Hawai'i may reinstate travel restrictions, the Safe Travels Program or vaccination exemptions from pre-travel testing and quarantine requirements, or whether federal quarantine requirements could be modified or expanded should the prevalence of the COVID-19 pandemic worsen. While travel restrictions have eased somewhat with the continued rollout of COVID-19 vaccinations, certain restrictions, including with respect to the use of COVID-19 testing and vaccination exemptions, may be reinstated, or altered, as the infection rates of COVID-19 change, which may have a significant impact on our business operations. Furthermore, statements by public officials urging residents and travelers to reduce or limit travel to Hawai'i or other markets to which we fly could have a significant impact on tourism and our business operations. Additionally, even with the lifting of restrictions associated with travel to and between the Hawaiian Islands, we expect to continue to experience depressed levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, particularly with respect to international markets due to delays in resumption of international travel. We will need to incur costs as we further increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned.

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, there has been a significant decline in air travel due to government mandates and general public health concerns. Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. While we have seen some increased tourism activity in the state of Hawai'i, we cannot predict if and when tourism levels will recover to levels prior to the COVID-19 pandemic. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally or in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic or economic downturn on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on tourism.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. The cost of jet fuel remains high and the availability of jet fuel remains volatile. The cost and availability of jet fuel are subject to political, economic, and market factors that are generally outside of our control, including those related to the conflict between Russia and Ukraine. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of June 30, 2022, we have Japanese Yen denominated debt totaling $171.0 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

Additionally, there can be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our business or other factors. Future downgrades could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

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

As of June 30, 2022, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2022, there were no holdbacks held by our credit card processors.

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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases .

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

Interest rate increases may adversely affect the fair value of our investments

Interest rates have reduced and could continue to reduce, the fair value of our investments. Reductions in the fair value of our investments could have a negative impact on our earnings and liquidity..

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.

During the three months ended June 30, 2022, approximately 92.4% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by government restrictions on travel to and business operations within Hawai'i, have reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i is likely to continue to adversely affect our financial results.

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

Our North American and Neighbor Island routes are affected by increased capacity provided by our competitors.

During the three months ended June 30, 2022, approximately 75.0% and 17.4% of our passenger revenue was generated from our North America and Neighbor Island routes, respectively. Prior to, and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended June 30, 2022, approximately 7.6% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020. Moreover, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA when it becomes effective in most material respects on January 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), which takes effect January 1, 2023; on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), which takes effect July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (UCPA); and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring (CTDPA), which will take effect on July 1, 2023. The CDPA, CPA, UCPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA and legislation proposed in other states. The GDPR and CCPA, and new and evolving laws such as the CPRA, CDPA, CPA, UCPA, CTDPA, and other future changes in laws or regulations relating to privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA, CDPA, CPA, UCPA, CTDPA, and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other actual or asserted privacy-, data protection-, or information security-related obligations to customers or other third parties, or any actual or perceived compromise of security that results in the unauthorized disclosure, transfer, loss, unavailability, use, or other processing of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate or are alleged to violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers’ or others’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.

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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have been and may become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, viruses, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

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

Any such actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach or other incident, address and eliminate vulnerabilities, and to prevent future security breaches or incidents, as well as significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, costs in connection with payment card replacement, and other liabilities. Certain breaches affecting payment card information or the environment in which such information is processed may also result in a loss of our ability to process credit cards or increased costs associated with doing so. We have incurred and expect to incur ongoing expenditures in an effort to prevent information security breaches and other security incidents.

We cannot be certain that our insurance coverage will be adequate for information security liabilities actually incurred or to cover any indemnification claims against us relating to any incident. Furthermore, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees’ labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in February 2022, representatives of our IAM-M and IAM-C employees ratified an amended CBA, which included scheduled pay table increases, a signing bonus, improved health benefits and cost sharing, as well as a Health Retirement Account (HRA) for retirees.

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

Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain our safety record, our high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as initiatives to address climate change, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

We also increasingly use social media to communicate news and events. The inappropriate and/or unauthorized use of certain platforms or outlets could damage our brand image and reputation, and could lead to a loss of goodwill with our customers and stakeholders. Inappropriate or unauthorized use of social media could have legal implications if, for example, employees improperly collect or disseminate personally identifiable information of employees, customers or other stakeholders. Further, disclosure of our non-public information by our employees or others, whether intentional or unintentional, through social media could lead to information loss.

Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the COVID-19 pandemic subsides. Actual or perceived risk of infection while traveling could have a material adverse effect on the public’s perception of us, which could harm our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, such as the provisioning of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We may continue to incur costs related to the COVID-19 pandemic to sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.

Our reputation and financial results could be harmed in the event of adverse publicity, such as in the event of an aircraft accident or incident, or if we are unable to achieve certain sustainability goals.

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

The airline industry is also subject to increasing scrutiny for its greenhouse gas emissions and impact on the environment. We are investing and intend to continue to invest towards achieving our environmental goals. While we are working to achieve our environmental goals, our sustainability plans and our ability to execute those sustainability plans are subject to substantial risks and uncertainties, including ongoing support from governments and other third-parties, the need for significant capital investment, and research and development as well as commercialization of new technologies. There can be no guarantee that we can achieve any or all of our environmental goals, and our brand, reputation and financial results may be harmed as a result of our inability to achieve such goals.

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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen significant declines in demand for air travel in 2020, 2021m and 2022 to-date as compared to prior years. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year.

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

There is increasing global regulatory focus on climate change and emissions of greenhouse gases, including CO2. In particular, the International Civil Aviation Organization (ICAO) is in the process of adopting rules, including the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), of which the U.S. federal government has opted to participate in the voluntary phases from 2021-2026. As part of the CORSIA program, we are currently monitoring our international emissions for reporting purposes, and such data will be used in calculations to determine subsequent carbon offsetting requirements under the CORSIA program. At this time, we cannot predict the costs of complying with any future obligations under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could increase operating costs in the airline industry and, as a result, adversely affect our operations.

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current

Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current administration launched the Sustainable Aviation Fuel Grand Challenger to scale up the production of sustainable aviation fuel, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the U.S. Environmental Protection Agency announced on November 15, 2021, that it would press for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We could also experience significant operational disruption and increased costs as a result of increases in the frequency, severity and duration of severe weather events caused by climate change, which could increase the incidence of delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

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

From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, due to cancelled or rescheduled flights in connection with the COVID-19 pandemic, several U.S. airlines, including us, have been subject to class action complaints citing violation of state consumer statues for allegedly failing or refusing to refund passenger tickets on cancelled flights. We believe we have meritorious defenses and intend to vigorously contest such claims. Resolving or defending legal matters, however, can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.

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
As of June 30, 2022, we had the following firm order commitments and purchase rights for additional aircraft:

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

As of June 30, 2022, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We continue to assess our indefinite-lived intangible assets under a qualitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of June 30, 2022, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Under the terms of our PSP3 Agreement, we are required to suspend payment of dividends and refrain from engaging in stock repurchases through September 30, 2022. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expired on December 31, 2020. As such, we do not currently anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the PSP restrictions are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of June 30, 2022, we believe we were in compliance with the foreign ownership rules.

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

RISKS RELATING TO SECURITIES OFFERINGS

In connection with the issuance of Hawaiian’s enhanced equipment trust certificate, our indebtedness and liabilities could limit the cash flow available for our operations, and consequently expose us to risks that could materially adversely affect the resources available to us and Hawaiian to satisfy our obligations under such certificates.

As of June 30, 2022, the outstanding principal balance of our EETC issuance was $195.1 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of June 30, 2022, Hawaiian had $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $112.8 million and operating lease obligations of $461.8 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we are prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the six months ended June 30, 2022.

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

HAWAIIAN HOLDINGS, INC.

Date:	July 27, 2022	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)