Form 10-Q/A
period 2022-03-31
HAWAIIAN HOLDINGS INC
filed 2022-10-31
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

Hawaiian Holdings, Inc. (the "Company") is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Original Filing”), originally filed with the Securities and Exchange Commission on April 27, 2022 (the “Original Filing Date”) to correct an error in its Consolidated Statements of Operations for the quarter ended March 31, 2022. The error stemmed from a misapplication of GAAP as the Company reported unrealized gains and losses for equity security investments through Other comprehensive income instead of through earnings. The Company considered both quantitative and qualitative factors in assessing the materiality of the error and determined the error was material to previously issued financial statements and has restated the accompanying Consolidated Statements of Operations, comprehensive income, and shareholders' equity for the three months ended March 31, 2022, and the consolidated balance sheet as of March 31, 2022.

There was no effect on the Company’s previously reported Consolidated Statements of Operations for the quarter ended March 31, 2021. For more detailed financial information related to the restatement please refer to refer to Note 2 to the Notes to Consolidated Financial Statements.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to the following sections:

•Part I - Item 1. Financial Information
◦Note 1 - General
◦Note 3 - Accumulated Other Comprehensive Income (Loss)
◦Note 4 - Earnings (Loss) Per Share
◦Note 6 - Short-term Investments
◦Note 7 - Fair Value Measurements
◦Note 12 - Condensed Consolidating Financial Information
•Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
•Part II - Item 6. Exhibits

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive officer and principal financial officer with this Amendment. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This amendment should be read in conjunction with the Company's other filings with the U.S. Securities and Exchange Commission. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date other than those disclosed in Note 2. This Amendment reflects updated Exhibit 101 (Interactive Data Files), which is filed herewith, as applicable.

A discussion of the Company’s internal control over financial reporting, including that a material weakness in the Company's internal controls over financial reporting has been identified and management's plans to remediate this material weakness is set forth in Item 4.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2022 (As Restated)	2021
	(unaudited)
Operating Revenue:
Passenger	$404,029	$137,469
Other	73,185	44,748
Total	477,214	182,217
Operating Expenses:
Wages and benefits	203,099	160,079
Aircraft fuel, including taxes and delivery	150,982	47,736
Maintenance, materials and repairs	55,650	34,252
Aircraft and passenger servicing	33,815	17,251
Depreciation and amortization	33,755	35,356
Aircraft rent	26,276	29,841
Commissions and other selling	20,647	11,409
Other rentals and landing fees	34,611	19,668
Purchased services	30,687	24,097
Government grant recognition	—	(147,270)
Other	35,497	22,962
Total	625,019	255,381
Operating Loss	(147,805)	(73,164)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(25,037)	(23,693)
Gains on fuel derivatives	—	217
Other components of net periodic benefit cost	1,286	981
Interest income	4,434	1,249
Capitalized interest	1,052	684
Loss on extinguishment of debt	—	(3,994)
Gains (losses) on investments, net	(12,364)	77
Gains on foreign debt	11,762	19,234
Other, net	374	1,585
Total	(18,493)	(3,660)
Loss Before Income Taxes	(166,298)	(76,824)
Income tax benefit	(33,020)	(16,133)
Net Loss	$(133,278)	$(60,691)
Net Loss Per Share
Basic	$(2.60)	$(1.23)
Diluted	$(2.60)	$(1.23)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,288	49,472
Diluted	51,288	49,472

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2022 (As Restated)	2021
	(unaudited)
Net Loss	$(133,278)	$(60,691)
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $208 and net of tax benefit of $39 for 2022 and 2021, respectively	630	1,117
Net change in available-for-sale investments, net of tax benefit of $5,486 and $468 for 2022 and 2021, respectively	(16,640)	(1,441)
Total other comprehensive loss	(16,010)	(324)
Total Comprehensive Loss	$(149,288)	$(61,015)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2022 (As Restated) (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$481,212	$490,561
Restricted cash	17,253	17,267
Short-term investments	1,162,895	1,241,752
Accounts receivable, net	91,135	92,888
Income taxes receivable	72,792	71,201
Spare parts and supplies, net	35,923	34,109
Prepaid expenses and other	60,305	66,127
Total	1,921,515	2,013,905
Property and equipment, less accumulated depreciation and amortization of $1,033,614 and $999,966 as of March 31, 2022 and December 31, 2021, respectively	1,931,596	1,957,623
Other Assets:
Assets held for sale	28,443	29,449
Operating lease right-of-use assets	516,355	536,154
Long-term prepayments and other	76,753	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,488,162	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,832	$114,400
Air traffic liability and current frequent flyer deferred revenue	760,783	631,157
Other accrued liabilities	157,687	165,050
Current maturities of long-term debt, less discount	60,431	97,096
Current maturities of finance lease obligations	23,607	24,149
Current maturities of operating leases	77,200	79,158
Total	1,209,540	1,111,010
Long-Term Debt	1,671,092	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	95,173	100,995
Noncurrent operating leases	404,378	423,293
Accumulated pension and other post-retirement benefit obligations	155,457	160,817
Other liabilities and deferred credits	77,450	78,340
Noncurrent frequent flyer deferred revenue	305,575	296,484
Deferred tax liability, net	149,245	186,797
Total	1,187,278	1,246,726
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 51,327,070 and 51,233,369 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	513	512
Capital in excess of par value	270,028	269,575
Accumulated income	247,559	380,837
Accumulated other comprehensive loss, net	(97,848)	(81,838)
Total	420,252	569,086
Total Liabilities and Shareholders’ Equity	$4,488,162	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(As Restated) (unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(133,278)	—	(133,278)
Other comprehensive loss, net	—	—	—	—	(16,010)	(16,010)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$247,559	$(97,848)	$420,252

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2022 and December 31, 2021.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(60,691)	—	(60,691)
Other comprehensive loss, net	—	—	—	—	(324)	(324)
Issuance of 101,907 shares of common stock, net of shares withheld for taxes	1	—	(1,567)	—	—	(1,566)
Issuance of 2,860,210 shares of common stock related to at-the-market offering	29	—	69,940	—	—	69,969
CARES Act warrant issuance, net of tax	—	—	2,251	—	—	2,251
Share-based compensation expense	—	—	2,206	—	—	2,206
Balance at March 31, 2021	$511	$—	$261,423	$464,919	$(114,851)	$612,002

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

The Company reclassified certain prior period amounts, including (a) government grant recognition contra-expense from wages and benefits and (b) gains (losses) on investments and gains on foreign debt from Other, net in nonoperating, to its own financial statement line item to conform to the current period presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements for the quarter ended March 31, 2022, management determined that there was an error in the reported Consolidated Statements of Operations for the quarter ended March 31, 2022. The error stemmed from a misapplication of GAAP as the Company reported unrealized gains and losses for equity security investments through Other comprehensive income instead of through earnings. As a result, the accompanying consolidated financial statements as of, and for the quarter ended March 31, 2022, have been restated from amounts previously reported to reflect the correction of the error as well as other immaterial errors related to income taxes.

The table below illustrates the effects of the restatements on the previously filed financial statements:

	Three Months Ended March 31, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Operations
Gains (losses) on investments, net (1)	$(890)	$(11,474)	$(12,364)
Gains on foreign debt (1)	11,762	—	11,762
Other, net (1)	374	—	374
Nonoperating Expense	(7,019)	(11,474)	(18,493)
Loss Before Income Taxes	(154,824)	(11,474)	(166,298)
Income tax benefit	(32,015)	(1,005)	(33,020)
Net Loss	$(122,809)	$(10,469)	$(133,278)
Net Loss Per Common Stock Share:
Basic	$(2.39)	$(0.21)	$(2.60)
Diluted	$(2.39)	$(0.21)	$(2.60)
(1) The Company reclassified amounts for gains (losses) on investments, net and gains on foreign debt from other, net to its own financial statement line items to conform to the fair presentation of the Company’s restated results of operations.

	Three Months Ended March 31, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Comprehensive Income
Net Loss	$(122,809)	$(10,469)	$(133,278)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $208 and net of tax benefit of $39 for 2022 and 2021, respectively	630	—	630
Net change in available-for-sale investments, net of tax benefit of $5,486 and $468 for 2022 and 2021, respectively	(25,268)	8,628	(16,640)
Total other comprehensive income (loss)	(24,638)	8,628	(16,010)
Total Comprehensive Loss	$(147,447)	$(1,841)	$(149,288)

	March 31, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Balance Sheets
Deferred tax liability, net	$147,404	$1,841	$149,245
Total Other liabilities and deferred credits	1,185,437	1,841	1,187,278
Accumulated income	258,028	(10,469)	247,559
Accumulated other comprehensive loss, net	(106,476)	8,628	(97,848)
Total Shareholders' Equity	422,093	(1,841)	420,252
Total Liabilities and Shareholders’ Equity	$4,488,162	$—	$4,488,162

	Three Months Ended March 31, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Shareholders' Equity
Net Loss	$(122,809)	$(10,469)	$(133,278)
Other comprehensive loss, net	(24,638)	8,628	(16,010)
Total Stockholders' Equity	$422,093	$(1,841)	$420,252

The adjustments recorded in the restatement did not have an effect on net cash flows from operating, investing or financing activities.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to the following notes to the consolidated financial statements:

•Note 1 - General
•Note 3 - Accumulated Other Comprehensive Income (Loss)
•Note 4 - Earnings (Loss) Per Share
•Note 6 - Short-term Investments
•Note 7 - Fair Value Measurements
•Note 12 - Condensed Consolidating Financial Information

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2022	2021
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$532	$986	Nonoperating Income (Expense), Other, net
Prior service cost	92	92	Nonoperating Income (Expense), Other, net
Total before tax	624	1,078
Tax expense (benefit)	(155)	39
Total, net of tax	$469	$1,117
Short-term investments
Realized loss (gain) on sales of investments, net	$1,887	$(76)	Gains (losses) on investments, net
Total before tax	1,887	(76)
Income tax expense (benefit)	(414)	19
Total, net of tax	$1,473	$(57)
Total reclassifications for the period	$1,942	$1,060

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2022 and 2021 is as follows:

Three months ended March 31, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(18,113)	(17,952)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	469	1,473	1,942
Net current-period other comprehensive income (loss)	630	(16,640)	(16,010)
Ending balance	$(74,395)	$(23,453)	$(97,848)

Three months ended March 31, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,384)	(1,384)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,117	(57)	1,060
Net current-period other comprehensive income (loss)	1,117	(1,441)	(324)
Ending balance	$(115,064)	$213	$(114,851)

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Loss	$(133,278)	$(60,691)
Denominator:
Weighted average common stock shares outstanding - Basic	51,288	49,472
Weighted average common stock shares outstanding - Diluted	51,288	49,472
Net Loss Per Share
Basic	$(2.60)	$(1.23)
Diluted	$(2.60)	$(1.23)

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

6.  Short-Term Investments

The Company's short-term investments that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments, as well as unrealized gains and losses related to changes in the fair value of equity securities, are reflected in gains (losses) on investments, net within nonoperating income (expense) on the unaudited Consolidated Statements of Operations.

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022	(in thousands)
Debt securities
Corporate debt	$479,175	$147	$(19,986)	$459,336
U.S. government and agency debt	348,771	—	(7,330)	341,441
Other fixed income securities	89,726	355	(2,966)	87,115
Asset-backed securities	26,167	2	(787)	25,382
Collateralized loan obligations	45,492	—	(522)	44,970
Bank notes	9,634	6	—	9,640
Equity securities	204,483	—	(11,474)	193,009
Other investments measured at net asset value	2,107	—	(105)	2,002
Total short-term investments	$1,205,555	$510	(43,170)	$1,162,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$450,954	$277	(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	883	(638)	142,280
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752

The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022	(in thousands)
Debt securities
Corporate debt	$229,426	$(14,546)	$212,808	(5,440)	$442,234	$(19,986)
U.S. government and agency debt	205,066	(4,695)	136,373	(2,635)	341,439	(7,330)
Other fixed income securities	4,834	(2,539)	10,484	(427)	15,318	(2,966)
Asset-backed securities	20,363	(756)	1,019	(31)	21,382	(787)
Collateralized loan obligations	41,336	(522)	—	—	41,336	(522)
Bank notes	—	—	—	—	—	—
Equity securities	193,009	(11,474)	—	—	193,009	(11,474)
Other investments measured at net asset value	2,002	(105)	—	—	2,002	(105)
Total short-term investments	$696,036	$(34,637)	$360,684	$(8,533)	$1,056,720	$(43,170)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Equity securities	200,046	(2,023)	—	—	200,046	(2,023)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
Total short-term investments	$884,025	$(8,868)	$137,436	$(594)	$1,021,461	$(9,462)
As of March 31, 2022 and December 31, 2021, the Company's unrealized losses from debt securities were generated from approximately 472 positions out of 534 positions and 451 positions out of 558 positions, respectively.
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

During the three months ended March 31, 2022, unrealized loss on equity securities of $11.5 million was recorded to gains (losses) on investments, net in nonoperating income (expense) on the unaudited Consolidated Statements of Operations.

Contractual maturities of debt securities as of March 31, 2022 are shown below:

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

10. Commitments and Contingent Liabilities

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$476,591	$9,727	$(9,104)	$477,214
Operating Expenses:
Wages and benefits	—	203,099	—	—	203,099
Aircraft fuel, including taxes and delivery	—	150,982	—	—	150,982
Maintenance, materials and repairs	—	55,490	160	—	55,650
Aircraft and passenger servicing	—	33,815	—	—	33,815
Commissions and other selling	—	20,624	230	(207)	20,647
Aircraft rent	—	26,276	—	—	26,276
Other rentals and landing fees	—	34,640	—	(29)	34,611
Depreciation and amortization	—	33,755	—	—	33,755
Purchased services	43	30,291	419	(66)	30,687
Other	2,218	41,839	242	(8,802)	35,497
Total	2,261	630,811	1,051	(9,104)	625,019
Operating Income (Loss)	(2,261)	(154,220)	8,676	—	(147,805)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(131,023)	(9,420)	—	140,443	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,324)	(18,453)	740	(25,037)
Interest income	7	4,425	742	(740)	4,434
Capitalized interest	—	1,052	—	—	1,052
Other components of net periodic pension cost	—	1,286	—	—	1,286
Losses on investments	—	(12,364)	—	—	(12,364)
Gains on foreign debt	—	11,762	—	—	11,762
Other, net	—	374	—	—	374
Total	(131,016)	(10,209)	(17,711)	140,443	(18,493)
Loss Before Income Taxes	(133,277)	(164,429)	(9,035)	140,443	(166,298)
Income tax benefit	—	(33,020)	—	—	(33,020)
Net Income	$(133,277)	$(131,409)	$(9,035)	$140,443	$(133,278)
Comprehensive Loss	$(149,288)	$(147,419)	$(9,035)	$156,454	$(149,288)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$181,538	$3,423	$(2,744)	$182,217
Operating Expenses:
Wages and benefits	—	160,079	—	—	160,079
Aircraft fuel, including taxes and delivery	—	47,736	—	—	47,736
Maintenance, materials and repairs	—	34,237	15	—	34,252
Aircraft and passenger servicing	—	17,251	—	—	17,251
Commissions and other selling	—	11,421	9	(21)	11,409
Aircraft rent	—	29,841	—	—	29,841
Depreciation and amortization	—	34,459	897	—	35,356
Other rentals and landing fees	—	19,697	—	(29)	19,668
Purchased services	1,888	24,570	313	(2,674)	24,097
Government grant recognition	—	(147,270)	—	—	(147,270)
Other	1,726	20,961	295	(20)	22,962
Total	3,614	252,982	1,529	(2,744)	255,381
Operating Income (Loss)	(3,614)	(71,444)	1,894	—	(73,164)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(57,087)	(10,817)	—	67,904	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,908)	(11,238)	453	(23,693)
Interest income	10	1,239	453	(453)	1,249
Capitalized interest	—	684	—	—	684
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	981	—	—	981
Gains on investments	—	77	—	—	77
Gains on foreign debt	—	19,234	—	—	19,234
Other, net	—	1,585	—	—	1,585
Total	(57,077)	(3,702)	(10,785)	67,904	(3,660)
Loss Before Income Taxes	(60,691)	(75,146)	(8,891)	67,904	(76,824)
Income tax expense (benefit)	—	(16,133)	—	—	(16,133)
Net Loss	$(60,691)	$(59,013)	$(8,891)	$67,904	$(60,691)
Comprehensive Loss	$(61,015)	$(59,337)	$(8,891)	$68,228	$(61,015)

Condensed Consolidating Balance Sheets
March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,010	$429,354	$32,848	$—	$481,212
Restricted cash	—	—	17,253	—	17,253
Short-term investments	—	1,162,895	—	—	1,162,895
Accounts receivable, net	—	90,018	14,988	(13,871)	91,135
Income taxes receivable	—	72,792	—	—	72,792
Spare parts and supplies, net	—	35,923	—	—	35,923
Prepaid expenses and other	—	60,048	257	—	60,305
Total	19,010	1,851,030	65,346	(13,871)	1,921,515
Property and equipment at cost	—	2,965,210	—	—	2,965,210
Less accumulated depreciation and amortization	—	(1,033,614)	—	—	(1,033,614)
Property and equipment, net	—	1,931,596	—	—	1,931,596
Assets held for sale	—	949	27,494	—	28,443
Operating lease right-of-use assets	—	516,355	—	—	516,355
Long-term prepayments and other	50	76,236	1,200,467	(1,200,000)	76,753
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	573,708	—	(573,708)	—
Investment in consolidated subsidiaries	862,641	(35,763)	503	(827,381)	—
TOTAL ASSETS	$881,701	$4,914,111	$1,307,310	$(2,614,960)	$4,488,162
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$994	$137,110	$2,147	$(10,419)	$129,832
Air traffic liability and current frequent flyer deferred revenue	—	749,561	11,222	—	760,783
Other accrued liabilities	—	147,423	13,716	(3,452)	157,687
Current maturities of long-term debt, less discount	—	60,431	—	—	60,431
Current maturities of finance lease obligations	—	23,607	—	—	23,607
Current maturities of operating leases	—	77,200	—	—	77,200
Total	994	1,195,332	27,085	(13,871)	1,209,540
Long-term debt	—	1,690,221	1,180,871	(1,200,000)	1,671,092
Intercompany payable	460,455	—	113,253	(573,708)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	95,173	—	—	95,173
Noncurrent operating leases	—	404,378	—	—	404,378
Accumulated pension and other post-retirement benefit obligations	—	155,457	—	—	155,457
Other liabilities and deferred credits	—	77,298	152	—	77,450
Noncurrent frequent flyer deferred revenue	—	305,575	—	—	305,575
Deferred tax liabilities, net	—	149,245	—	—	149,245
Total	—	1,187,126	152	—	1,187,278
Shareholders’ equity	420,252	841,432	(14,051)	(827,381)	420,252
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$881,701	$4,914,111	$1,307,310	$(2,614,960)	$4,488,162

Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable, net	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held for sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other post-retirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders’ equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,442)	$28,203	$(4,607)	$—	$22,154
Cash Flows From Investing Activities:
Net payments to affiliates	—	(886)	1,237	(351)	—
Additions to property and equipment, including pre-delivery deposits	—	(9,066)	—	—	(9,066)
Proceeds from the disposition of aircraft related equipment	—	63	1,061	—	1,124
Purchases of investments	—	(263,161)	—	—	(263,161)
Sales of investments	—	307,780	—	—	307,780
Net cash provided by (used in) investing activities	—	34,730	2,298	(351)	36,677
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(66,704)	—	—	(66,704)
Net payments from affiliates	(351)	—	—	351	—
Payment for taxes withheld for stock compensation	—	(1,490)	—	—	(1,490)
Net cash used in financing activities	(351)	(68,194)	—	351	(68,194)
Net decrease in cash and cash equivalents	(1,793)	(5,261)	(2,309)	—	(9,363)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$19,010	$429,354	$50,101	$—	$498,465

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,448)	$114,495	$10,962	$—	$122,009
Cash Flows From Investing Activities:
Net payments to affiliates	(900)	1,207,207	(1,130,946)	(75,361)	—
Additions to property and equipment, including pre-delivery deposits	—	(10,215)	(202)	—	(10,417)
Proceeds from the disposition of aircraft related equipment	—	117	—	—	117
Purchases of investments	—	(655,266)	—	—	(655,266)
Sales of investments	—	117,857	—	—	117,857
Net cash provided by (used in) investing activities	(900)	659,700	(1,131,148)	(75,361)	(547,709)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	20,259	1,200,000	—	1,220,259
Repayments of long-term debt and finance lease obligations	—	(328,256)	—	—	(328,256)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(76,261)	—	900	75,361	—
Payment for taxes withheld for stock compensation	—	(1,565)	—	—	(1,565)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(6,292)	(309,562)	1,176,236	75,361	935,743
Net increase (decrease) in cash and cash equivalents	(10,640)	464,633	56,050	—	510,043
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$13,448	$941,042	$65,192	$—	$1,019,682

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the impact of COVID-19 testing programs and vaccinations on the demand for air travel and travel to, from and within Hawai'i; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations under the CARES Act, CAA 2021 and ARP 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2022; expected salary and related costs; our expected fleet as of March 31, 2023; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the restatement of our financial statements for the Non-Reliance Periods and the impact of such restatement on our future financial statements and other financial measures; the material weakness we identified in our internal controls over financial reporting and our efforts and timing related to such remediation; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see the “Explanatory Note” to this Quarterly Report on Form 10-Q.

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

March 2022 Quarterly Financial Overview

•GAAP net loss in the first quarter was $133.3 million, or $2.60 per diluted share on total revenue of $477.2 million, compared to a net loss of $60.7 million, or $1.23 per diluted share, on total revenue of $182.2 million during the same period in 2021.

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

Results of Operations

For the three months ended March 31, 2022, we generated a net loss of $133.3 million, or $2.60 per diluted share, compared to a net loss of $60.7 million, or $1.23 per diluted share, for the same period in 2021.

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

Nonoperating Income (Expense)

Net nonoperating expense increased by $14.8 million, or 405.3%, during the three months ended March 31, 2022 as compared to the same period in 2021. During the three months ended March 31, 2022, we reported gains of $11.8 million associated with debt instruments denominated in Japanese Yen, a decrease from $19.2 million in gains reported during the same period in 2021. During the three months ended March 31, 2022, we recorded net investment losses of $12.4 million as compared to net investment gains of $0.1 million during the same period in 2021. During the three months ended March 31, 2021, we also recognized $4.0 million in loss on the extinguishment of two debt instruments.

Income Taxes

Our effective tax rate was 19.9% and 21.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

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

Debt and Finance Lease Obligations. In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026. In addition, we received $167.5 million through government payroll support programs during the three months ended March 31, 2021, of which approximately $20.2 million was issued as a Note. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional discussion.

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
•Unrealized loss (gain) on equity securities is driven by changes in market prices and currency fluctuations, which is recorded in gain (loss) on investments, net, in nonoperating expense in the consolidated statements of operations.
We believe that adjusting for the impact of the recognition of grant proceeds, changes in fair value of fuel and foreign currency derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, CBA ratification bonus, the loss recognized on the extinguishment of debt, and the unrealized loss (gain) on equity securities helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended March 31,
	2022 (As Restated)		2021
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(133,278)	$(2.60)	$(60,691)	$(1.23)
Adjusted for:
Government grant recognition	—	—	(147,270)	(2.98)
Loss on extinguishment of debt	—	—	3,994	0.08
Changes in fair value of fuel derivative contracts	—	—	(382)	(0.01)
CBA ratification bonus	2,104	0.04	—	—
Unrealized (gains) losses on foreign debt	(11,582)	(0.23)	(19,043)	(0.38)
Unrealized gains on non-designated fx positions	—	—	(1,749)	(0.03)
Special items	—	—	—	—
Unrealized loss on equity securities	11,474	0.23	—	—
Tax effect of adjustments	985	0.02	34,534	0.70
Adjusted net loss	$(130,297)	$(2.54)	$(190,607)	$(3.85)

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

	Three months ended March 31,
	2022 (As Restated)	2021
	(in thousands)
Net Loss	$(133,278)	$(60,691)
Income tax benefit	(33,020)	(16,133)
Depreciation and amortization	33,755	35,356
Interest expense and amortization of debt discounts and issuance costs	25,037	23,693
EBITDA, as reported	(107,506)	(17,775)
Adjusted for:
Government grant recognition	—	(147,270)
Loss on extinguishment of debt	—	3,994
Changes in fair value of fuel derivative instruments	—	(382)
CBA ratification bonus	2,104	—
Unrealized gains on foreign debt	(11,582)	(19,043)
Unrealized gains on non-designated foreign exchange positions	—	(1,749)
Unrealized loss on equity securities	11,474	—
Adjusted EBITDA	$(105,510)	$(182,225)

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level, due to a material weakness in our internal control over financial reporting related to our accounting for unrealized gains and losses on equity securities in that our controls were not designed to effectively evaluate the accounting treatment for certain securities in our portfolio. In light of the material weakness, we performed additional analysis necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q, as amended, present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

Management's Plan to Remediate the Material Weakness

In order to remediate the material weakness, the Company’s management plans to enhance the design of its control activity over accounting for unrealized gains and losses on equity securities. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, during the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Offerings Risks
•the publication of research about us by analysts
•the effect of our indebtedness and liabilities related to our debt offerings on the cash flow available for our operations and to satisfy our obligations related such debt

Restatement of Our Consolidated Financial Statements Risks
•challenges to developing and maintaining effective internal control over financial reporting so that we can accurately report our financial results in a timely manner
•litigation over the restatement of our previously issued financial statements

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

SECURITIES OFFERINGS RISKS

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

RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS RISKS

We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of March 31, 2022 and June 30, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

On October 21, 2022, the Audit and Finance Committee of our Board of Directors concluded, after discussion with the Company’s management, that the Company’s consolidated unaudited financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, the “Non-Reliance Periods”) included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, (1) should no longer be relied upon due to an error in accounting for net unrealized losses from equity securities, as further described below, and (2) would require restatement. As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022 and June 30, 2022. Management has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2022 and June 30, 2022, and its internal control over financial reporting was not effective as of March 31, 2022 and June 30, 2022 due to a material weakness. Specifically, there was a lack of effectively designed control activity over the accounting for unrealized gains and losses on equity securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for unrealized gains and losses on equity securities, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, as amended, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a) Certification of principal financial officer.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 31, 2022	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)