Form 10-Q/A
period 2022-06-30
HAWAIIAN HOLDINGS INC
filed 2022-10-31
CIK 1172222

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

Explanatory Note

Hawaiian Holdings, Inc. (the "Company") is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Original Filing”), originally filed with the Securities and Exchange Commission on July 27, 2022 (the “Original Filing Date”) to correct an error in its Consolidated Statements of Operations for the quarter ended June 30, 2022. The error stemmed from a misapplication of GAAP as the Company reported unrealized gains and losses for equity security investments through Other comprehensive income instead of through earnings. The Company considered both quantitative and qualitative factors in assessing the materiality of the error and determined the error was material to previously issued financial statements and has restated the accompanying Consolidated Statements of Operations, comprehensive income, and shareholders' equity for the three and six months ended June 30, 2022, and the consolidated balance sheet as of June 30, 2022.

There was no effect on the Company’s previously reported consolidated financial statements for the quarter and year ended June 30, 2021. For more detailed financial information related to the restatement, refer to refer to Note 2 to the Notes to Consolidated Financial Statements.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to the following sections:

•Part I - Item 1. Financial Information
◦Note 1 - General
◦Note 3 - Accumulated Other Comprehensive Income (Loss)
◦Note 4 - Earnings (Loss) Per Share
◦Note 6 - Short-term Investments
◦Note 7 - Fair Value Measurements
◦Note 13 - Condensed Consolidating Financial Information
•Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 1A. Risk Factors
•Part II - Item 6. Exhibits

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications from its principal executive officer and principal financial officer with this Amendment. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This Amendment No.1 should be read in conjunction with the Company's other filings with the U.S. Securities and Exchange Commission and does not reflect events that may have occurred subsequent to the Original Filing Date other than those disclosed in Note 2. This Amendment reflects updated Exhibit 101 (Interactive Data Files), which is filed herewith, as applicable.

A discussion of the Company’s internal control over financial reporting, including that a material weakness in the Company's controls over financial reporting has been identified and management's plans to remediate this material weakness is set forth in Item 4.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
	(unaudited)
Operating Revenue:
Passenger	$617,463	$356,271	$1,021,492	$493,740
Other	74,402	54,510	147,587	99,258
Total	691,865	410,781	1,169,079	592,998
Operating Expenses:
Wages and benefits	205,686	170,858	408,785	330,937
Aircraft fuel, including taxes and delivery	226,892	83,840	377,874	131,576
Maintenance, materials and repairs	55,967	37,083	111,617	71,335
Aircraft and passenger servicing	35,631	25,730	69,446	42,981
Depreciation and amortization	34,333	35,113	68,088	70,469
Aircraft rent	25,790	27,679	52,066	57,520
Commissions and other selling	28,615	17,270	49,262	28,679
Other rentals and landing fees	37,041	27,339	71,652	47,007
Purchased services	33,757	23,771	64,444	47,868
Special items	—	8,983	—	8,983
Government grant recognition	—	(95,119)	—	(242,389)
Other	34,242	29,759	69,739	52,721
Total	717,954	392,306	1,342,973	647,687
Operating Income (Loss)	(26,089)	18,475	(173,894)	(54,689)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(24,517)	(30,315)	(49,554)	(54,008)
Gains on fuel derivatives	—	—	—	217
Other components of net periodic benefit cost	1,274	981	2,560	1,962
Interest income	6,562	1,345	10,996	2,594
Capitalized interest	1,060	776	2,112	1,460
Loss on extinguishment of debt	(8,568)	—	(8,568)	(3,994)
Gains (losses) on investments, net	(22,127)	519	(34,491)	596
Gains (losses) on foreign debt	20,556	(104)	32,318	19,130
Other, net	(2,005)	29	(1,631)	1,614
Total	(27,765)	(26,769)	(46,258)	(30,429)
Loss Before Income Taxes	(53,854)	(8,294)	(220,152)	(85,118)
Income tax benefit	(6,480)	(2,117)	(39,500)	(18,250)
Net Loss	$(47,374)	$(6,177)	$(180,652)	$(66,868)
Net Loss Per Share
Basic	$(0.92)	$(0.12)	$(3.52)	$(1.33)
Diluted	$(0.92)	$(0.12)	$(3.52)	$(1.33)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,356	51,156	51,322	50,319
Diluted	51,356	51,156	51,322	50,319
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2022 (As Restated)	2021
	(unaudited)
Net Loss	$(47,374)	$(6,177)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $240 and $267 for 2022 and 2021, respectively	392	811
Net change in available-for-sale investments, net of tax benefit of $1,945 and $130 for 2022 and 2021, respectively	(6,062)	(394)
Total other comprehensive income (loss)	(5,670)	417
Total Comprehensive Loss	$(53,044)	$(5,760)

	Six months ended June 30,
	2022 (As Restated)	2021
	(unaudited)
Net Loss	$(180,652)	$(66,868)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $448 and $228 for 2022 and 2021, respectively	1,022	1,928
Net change in available-for-sale investments, net of tax benefit of $7,431 and $598 for 2022 and 2021, respectively	(22,702)	(1,835)
Total other comprehensive income (loss)	(21,680)	93
Total Comprehensive Loss	$(202,332)	$(66,775)
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2022 (As Restated) (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$424,952	$490,561
Restricted cash	17,268	17,267
Short-term investments	1,117,417	1,241,752
Accounts receivable, net	89,256	92,888
Income taxes receivable	69,980	71,201
Spare parts and supplies, net	39,065	34,109
Prepaid expenses and other	75,091	66,127
Total	1,833,029	2,013,905
Property and equipment, less accumulated depreciation and amortization of $1,067,908 and $999,966 as of June 30, 2022 and December 31, 2021, respectively	1,905,715	1,957,623
Other Assets:
Assets held-for-sale	22,566	29,449
Operating lease right-of-use assets	497,214	536,154
Long-term prepayments and other	92,990	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,365,014	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,583	$114,400
Air traffic liability and current frequent flyer deferred revenue	783,732	631,157
Other accrued liabilities	166,839	165,050
Current maturities of long-term debt, less discount	46,857	97,096
Current maturities of finance lease obligations	27,137	24,149
Current maturities of operating leases	76,344	79,158
Total	1,249,492	1,111,010
Long-Term Debt	1,598,553	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	85,679	100,995
Noncurrent operating leases	385,463	423,293
Accumulated pension and other post-retirement benefit obligations	154,302	160,817
Other liabilities and deferred credits	76,603	78,340
Noncurrent frequent flyer deferred revenue	304,798	296,484
Deferred tax liability, net	141,034	186,797
Total	1,147,879	1,246,726
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 51,385,436 and 51,233,369 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	514	512
Capital in excess of par value	271,909	269,575
Accumulated income	200,185	380,837
Accumulated other comprehensive loss, net	(103,518)	(81,838)
Total	369,090	569,086
Total Liabilities and Shareholders’ Equity	$4,365,014	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(As Restated) (unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(133,278)	—	(133,278)
Other comprehensive loss, net	—	—	—	—	(16,010)	(16,010)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$247,559	$(97,848)	$420,252
Net Loss	—	—	—	(47,374)	—	(47,374)
Other comprehensive loss, net	—	—	—	—	(5,670)	(5,670)
Issuance of 58,366 shares of common stock, net of shares withheld for taxes	1	—	(100)	—	—	(99)
Share-based compensation expense	—	—	1,981	—	—	1,981
Balance at June 30, 2022	$514	$—	$271,909	$200,185	$(103,518)	$369,090

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

2. Restatement of Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2022, management determined that there was an error in the reported Consolidated Statements of Operations for the quarter ended June 30, 2022. The error stemmed from a misapplication of GAAP as the Company reported unrealized gains and losses for equity security investments through Other comprehensive income instead of through earnings. As a result, the accompanying consolidated financial statements as of, and for the three and six months ended June 30, 2022, have been restated from amounts previously reported to reflect the correction of the error as well as other immaterial errors related to income taxes.

The table below illustrates the effects of the restatements on the previously filed financial statements:

	Three Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Operations
Gains (losses) on investments, net (1)	$(14,207)	$(7,920)	$(22,127)
Gains on foreign debt (1)	20,556	—	20,556
Other, net (1)	(2,005)	—	(2,005)
Non-Operating Expense Total	(19,845)	(7,920)	(27,765)
Loss Before Income Taxes	(45,934)	(7,920)	(53,854)
Income tax benefit	(9,160)	2,680	(6,480)
Net Loss	$(36,774)	$(10,600)	$(47,374)
Net Loss Per Common Stock Share:
Basic	$(0.72)	$(0.20)	$(0.92)
Diluted	$(0.72)	$(0.20)	$(0.92)
(1) The Company reclassified amounts for gains (losses) on investments, net and gains on foreign debt from other, net to its own financial statement line items to conform to the fair presentation of the Company’s restated results of operations.

	Six Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Operations
Gains (losses) on investments, net (1)	(15,097)	(19,394)	(34,491)
Gains on foreign debt (1)	32,318	—	32,318
Other, net (1)	(1,631)	—	(1,631)
Total	(26,864)	(19,394)	(46,258)
Loss Before Income Taxes	(200,758)	(19,394)	(220,152)
Income tax benefit	(41,175)	1,675	(39,500)
Net Loss	$(159,583)	$(21,069)	$(180,652)
Net Loss Per Common Stock Share:
Basic	$(3.11)	$(0.41)	$(3.52)
Diluted	$(3.11)	$(0.41)	$(3.52)
(1) The Company reclassified amounts for gains (losses) on investments, net and gains on foreign debt from other, net to its own financial statement line items to conform to the fair presentation of the Company’s restated results of operations.

	Three Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Comprehensive Income
Net Loss	$(36,774)	$(10,600)	$(47,374)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $240 and $267 for 2022 and 2021, respectively	392	—	392
Net change in available-for-sale investments, net of tax benefit of $1,945 and $130 for 2022 and 2021, respectively	(12,040)	5,978	(6,062)
Total other comprehensive income (loss)	(11,648)	5,978	(5,670)
Total Comprehensive Loss	$(48,422)	$(4,622)	$(53,044)

	Six Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Comprehensive Income
Net Loss	$(159,583)	$(21,069)	$(180,652)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $448 and $228 for 2022 and 2021, respectively	1,022	—	1,022
Net change in available-for-sale investments, net of tax benefit of $7,431 and $598 for 2022 and 2021, respectively	(37,308)	14,606	(22,702)
Total other comprehensive income (loss)	(36,286)	14,606	(21,680)
Total Comprehensive Loss	$(195,869)	$(6,463)	$(202,332)

	June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Balance Sheets
Deferred tax liability, net	$134,571	6,463	$141,034
Total Other liabilities and deferred credits	1,141,416	6,463	1,147,879
Accumulated income	221,254	(21,069)	200,185
Accumulated other comprehensive loss, net	(118,124)	14,606	(103,518)
Total	375,553	(6,463)	369,090
Total Liabilities and Shareholders’ Equity	4,365,014	—	4,365,014

	Three Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Shareholders' Equity
Net Loss	$(36,774)	$(10,600)	$(47,374)
Other comprehensive loss, net	(11,648)	5,978	(5,670)
Total Stockholders' Equity	$375,553	$(6,463)	$369,090

	Six Months Ended June 30, 2022
	(in thousands)
	As Previously Reported	Correction	As Restated
Consolidated Statements of Shareholders' Equity
Net Loss	$(159,583)	$(21,069)	$(180,652)
Other comprehensive loss, net	(36,286)	14,606	(21,680)
Total Stockholders' Equity	$375,553	$(6,463)	$369,090

The adjustments recorded in the restatement did not have an effect on net cash flows from operations, investing or financing activities.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to the following notes to the consolidated financial statements:

•Note 1 - General
•Note 2 - Restatement of Consolidated Financial Statements
•Note 3 - Accumulated Other Comprehensive Income (Loss)
•Note 4 - Earnings (Loss) Per Share
•Note 6 - Short-term Investments
•Note 7 - Fair Value Measurements
•Note 13 - Condensed Consolidating Financial Information

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2022	2021	2022	2021
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$523	$986	$1,055	$1,972	Nonoperating Income (Expense), Other, net
Prior service cost	102	92	194	184	Nonoperating Income (Expense), Other, net
Total before tax	625	1,078	1,249	2,156
Tax benefit	(233)	(267)	(388)	(228)
Total, net of tax	$392	$811	$861	$1,928
Short-term investments
Realized gain on sales of investments	$(2,796)	$(555)	$(6,399)	$(718)	Gains (losses) on investments, net
Realized loss on sales of investments	17,001	36	21,588	122	Gains (losses) on investments, net
Total before tax	14,205	(519)	15,189	(596)
Income tax expense (benefit)	(3,451)	129	(3,746)	148
Total, net of tax	$10,754	$(390)	$11,443	$(448)
Total reclassifications for the period	$11,146	$421	$12,304	$1,480

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2022 and 2021 is as follows:

Three months ended June 30, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(74,395)	$(23,453)	$(97,848)
Other comprehensive loss before reclassifications, net of tax	—	(16,816)	(16,816)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	392	10,754	11,146
Net current-period other comprehensive income (loss)	392	(6,062)	(5,670)
Ending balance	$(74,003)	$(29,515)	$(103,518)

Three months ended June 30, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(115,064)	$213	$(114,851)
Other comprehensive loss before reclassifications, net of tax	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	811	(390)	421
Net current-period other comprehensive income (loss)	811	(394)	417
Ending balance	$(114,253)	$(181)	$(114,434)

Six months ended June 30, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(34,145)	(33,984)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	861	11,443	12,304
Net current-period other comprehensive income (loss)	1,022	(22,702)	(21,680)
Ending balance	$(74,003)	$(29,515)	$(103,518)

Six months ended June 30, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,387)	(1,387)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,928	(448)	1,480
Net current-period other comprehensive income (loss)	1,928	(1,835)	93
Ending balance	$(114,253)	$(181)	$(114,434)

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

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Loss	$(47,374)	$(6,177)	$(180,652)	$(66,868)
Denominator:
Weighted average common stock shares outstanding - Basic	51,356	51,156	51,322	50,319
Weighted average common stock shares outstanding - Diluted	51,356	51,156	51,322	50,319
Net Loss Per Share
Basic	$(0.92)	$(0.12)	$(3.52)	$(1.33)
Diluted	$(0.92)	$(0.12)	$(3.52)	$(1.33)

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

6.  Short-Term Investments

The Company's short-term investment securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments as well as unrealized gains and losses related to changes in the fair value of equity securities are reflected in gains (losses) on investments, net within nonoperating income (expense) on the unaudited Consolidated Statements of Operations.

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022	(in thousands)
Debt securities
Corporate debt	$473,397	$5	$(23,679)	$449,723
U.S. government and agency debt	325,816	120	(6,338)	319,598
Other fixed income securities	86,856	141	(4,780)	82,217
Asset-backed securities	27,261	—	(1,307)	25,954
Collateralized loan obligations	43,489	—	(3,024)	40,465
Bank notes	11,428	5	(164)	11,269
Equity securities	206,257	1,419	(20,813)	186,863
Other investments measured at net asset value	1,500	—	(172)	1,328
Total short-term investments	$1,176,004	$1,690	(60,277)	$1,117,417

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$450,954	$277	(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	883	(638)	142,280
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752
The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022	(in thousands)
Debt securities
Corporate debt	$348,469	$(20,142)	$98,244	(3,537)	$446,713	$(23,679)
U.S. government and agency debt	193,320	(6,338)	—	—	193,320	(6,338)
Other fixed income securities	33,849	(4,142)	12,516	(638)	46,365	(4,780)
Asset-backed securities	22,939	(1,307)	—	—	22,939	(1,307)
Collateralized loan obligations	40,465	(3,024)	—	—	40,465	(3,024)
Bank notes	5,393	(164)	—	—	5,393	(164)
Equity securities	185,468	(20,813)			185,468	(20,813)
Other investments measured at net asset value	1,328	(172)	—	—	1,328	(172)
Total short-term investments	$831,231	$(56,102)	$110,760	$(4,175)	$941,991	$(60,277)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Equity securities	200,046	(2,023)	—	—	200,046	(2,023)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
Total short-term investments	$884,025	$(8,868)	$137,436	$(594)	$1,021,461	$(9,462)
As of June 30, 2022 and December 31, 2021, the Company's unrealized losses from debt securities were generated from 567 positions out of 598 positions and 451 positions out of 558 positions, respectively.
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

During the three and six months ended June 30, 2022, unrealized loss on equity securities of $7.9 million and $19.4 million, respectively, was recorded to gains (losses) on investments, net within nonoperating income (expense) on the unaudited Consolidated Statements of Operations.

Contractual maturities of short-term investments as of June 30, 2022 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$17,567	$355,727	$76,429	$449,723
U.S. government and agency debt	39,246	272,967	7,385	319,598
Other fixed income securities	40,844	27,260	14,113	82,217
Asset-backed securities	960	17,213	7,781	25,954
Collateralized loan obligations	—	—	40,465	40,465
Bank notes	—	7,341	3,928	11,269
Total debt securities	$98,617	$680,508	$150,101	$929,226
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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$241,495	$185,962	$55,533	$—
Restricted cash	17,268	17,268	—	—
Short-term investments
Debt securities
Corporate debt securities	449,723	—	444,525	5,198
U.S. government and agency securities	319,598	—	319,598	—
Other fixed income securities	82,217	—	82,217	—
Asset-backed securities	25,954	—	19,172	6,782
Collateralized loan obligations	40,465	—	38,215	2,250
Bank notes	11,269	—	1,464	9,805
Equity securities	186,863	186,863	—	—
Other investments measured at net asset value	1,328	—	—	—
Total short-term investments	1,117,417	186,863	905,191	24,035
Assets held-for-sale	22,566	—	—	22,566
Total assets measured at fair value	$1,398,746	$390,093	$960,724	$46,601

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	19,308	—	15,305	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held-for-sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527

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

Short-term investments. The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, bank notes, and foreign currency derivatives which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$690,907	$10,648	$(9,690)	$691,865
Operating Expenses:
Wages and benefits	—	205,686	—	—	205,686
Aircraft fuel, including taxes and delivery	—	226,892	—	—	226,892
Maintenance, materials and repairs	—	55,931	36	—	55,967
Aircraft and passenger servicing	—	35,631	—	—	35,631
Commissions and other selling	9	28,666	58	(118)	28,615
Aircraft rent	—	25,790	—	—	25,790
Other rentals and landing fees	—	37,070	—	(29)	37,041
Depreciation and amortization	—	34,333	—	—	34,333
Purchased services	134	33,303	386	(66)	33,757
Other	1,456	44,198	(1,935)	(9,477)	34,242
Total	1,599	727,500	(1,455)	(9,690)	717,954
Operating Income (Loss)	(1,599)	(36,593)	12,103	—	(26,089)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(35,203)	(8,801)	—	44,004	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,797)	(18,468)	748	(24,517)
Interest income	28	6,505	777	(748)	6,562
Capitalized interest	—	1,060	—	—	1,060
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Other components of net periodic pension cost	—	1,274	—	—	1,274
Losses on investments	—	(22,127)	—	—	(22,127)
Gains on foreign debt	—	20,556	—	—	20,556
Other, net	—	(2,005)	—	—	(2,005)
Total	(35,175)	(18,903)	(17,691)	44,004	(27,765)
Loss Before Income Taxes	(36,774)	(55,496)	(5,588)	44,004	(53,854)
Income tax benefit	—	(6,480)	—	—	(6,480)
Net Loss	$(36,774)	$(49,016)	$(5,588)	$44,004	$(47,374)
Comprehensive Loss	$(53,044)	$(54,686)	$(5,588)	$60,274	$(53,044)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$410,071	$11,418	$(10,708)	$410,781
Operating Expenses:
Wages and benefits	—	170,858	—	—	170,858
Aircraft fuel, including taxes and delivery	—	83,840	—	—	83,840
Maintenance, materials and repairs	—	36,793	290	—	37,083
Aircraft and passenger servicing	—	25,730	—	—	25,730
Commissions and other selling	—	17,279	34	(43)	17,270
Aircraft rent	—	27,679	—	—	27,679
Depreciation and amortization	—	34,463	650	—	35,113
Other rentals and landing fees	—	27,373	—	(34)	27,339
Purchased services	77	24,964	546	(1,816)	23,771
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(95,119)	—	—	(95,119)
Other	1,426	36,312	836	(8,815)	29,759
Total	1,503	394,820	6,691	(10,708)	392,306
Operating Income (Loss)	(1,503)	15,251	4,727	—	18,475
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(4,683)	(9,670)	—	14,353	—
Interest expense and amortization of debt discounts and issuance costs	—	(12,423)	(18,640)	748	(30,315)
Interest income	9	1,331	753	(748)	1,345
Capitalized interest	—	776	—	—	776
Other components of net periodic pension cost	—	981	—	—	981
Gains on investments	—	519	—	—	519
Losses on foreign debt	—	(104)	—	—	(104)
Other, net	—	29	—	—	29
Total	(4,674)	(18,561)	(17,887)	14,353	(26,769)
Loss Before Income Taxes	(6,177)	(3,310)	(13,160)	14,353	(8,294)
Income tax expense (benefit)	—	(2,117)	—	—	(2,117)
Net Loss	$(6,177)	$(1,193)	$(13,160)	$14,353	$(6,177)
Comprehensive Loss	$(5,760)	$(776)	$(13,160)	$13,936	$(5,760)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,167,498	$20,375	$(18,794)	$1,169,079
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	377,874	—	—	377,874
Wages and benefits	—	408,785	—	—	408,785
Aircraft rent	—	52,066	—	—	52,066
Maintenance materials and repairs	—	111,421	196	—	111,617
Aircraft and passenger servicing	—	69,446	—	—	69,446
Commissions and other selling	9	49,290	288	(325)	49,262
Depreciation and amortization	—	68,088	—	—	68,088
Other rentals and landing fees	—	71,710	—	(58)	71,652
Purchased services	177	63,594	805	(132)	64,444
Other	3,674	86,037	(1,693)	(18,279)	69,739
Total	3,860	1,358,311	(404)	(18,794)	1,342,973
Operating Income (Loss)	(3,860)	(190,813)	20,779	—	(173,894)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(155,758)	(18,221)	—	173,979	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,121)	(36,921)	1,488	(49,554)
Other components of net periodic pension cost	—	2,560	—	—	2,560
Interest income	35	10,930	1,519	(1,488)	10,996
Capitalized interest	—	2,112	—	—	2,112
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Losses on investments	—	(34,491)	—	—	(34,491)
Gains on foreign debt	—	32,318	—	—	32,318
Other, net	—	(1,631)	—	—	(1,631)
Total	(155,723)	(29,112)	(35,402)	173,979	(46,258)
Loss Before Income Taxes	(159,583)	(219,925)	(14,623)	173,979	(220,152)
Income tax expense (benefit)	—	(39,500)	—	—	(39,500)
Net Loss	$(159,583)	$(180,425)	$(14,623)	$173,979	$(180,652)
Comprehensive Loss	$(202,332)	$(202,105)	$(14,623)	$216,728	$(202,332)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$591,609	$14,841	$(13,452)	$592,998
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	131,576	—	—	131,576
Wages and benefits	—	330,937	—	—	330,937
Aircraft rent	—	57,520	—	—	57,520
Maintenance materials and repairs	—	71,030	305	—	71,335
Aircraft and passenger servicing	—	42,981	—	—	42,981
Commissions and other selling	—	28,700	43	(64)	28,679
Depreciation and amortization	—	68,922	1,547	—	70,469
Other rentals and landing fees	—	47,070	—	(63)	47,007
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(242,389)	—	—	(242,389)
Purchased services	1,965	49,534	859	(4,490)	47,868
Other	3,152	57,273	1,131	(8,835)	52,721
Total	5,117	647,802	8,220	(13,452)	647,687
Operating Income (Loss)	(5,117)	(56,193)	6,621	—	(54,689)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(61,770)	(20,487)	—	82,257	—
Interest expense and amortization of debt discounts and issuance costs	—	(25,331)	(29,878)	1,201	(54,008)
Interest income	19	2,570	1,206	(1,201)	2,594
Capitalized interest	—	1,460	—	—	1,460
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	1,962	—	—	1,962
Gains on investments	—	596	—	—	596
Gains on foreign debt	—	19,130	—	—	19,130
Other, net	—	1,614	—	—	1,614
Total	(61,751)	(22,263)	(28,672)	82,257	(30,429)
Loss Before Income Taxes	(66,868)	(78,456)	(22,051)	82,257	(85,118)
Income tax expense (benefit)	—	(18,250)	—	—	(18,250)
Net Loss	$(66,868)	$(60,206)	$(22,051)	$82,257	$(66,868)
Comprehensive Loss	$(66,775)	$(60,113)	$(22,051)	$82,164	$(66,775)

Condensed Consolidating Balance Sheets
June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,138	$352,132	$29,682	$—	$424,952
Restricted cash	—	—	17,268	—	17,268
Short-term investments	—	1,117,417	—	—	1,117,417
Accounts receivable, net	—	87,609	16,360	(14,713)	89,256
Income taxes receivable	—	69,980	—	—	69,980
Spare parts and supplies, net	—	39,065	—	—	39,065
Prepaid expenses and other	—	74,943	148	—	75,091
Total	43,138	1,741,146	63,458	(14,713)	1,833,029
Property and equipment at cost	—	2,973,623	—	—	2,973,623
Less accumulated depreciation and amortization	—	(1,067,908)	—	—	(1,067,908)
Property and equipment, net	—	1,905,715	—	—	1,905,715
Assets held-for-sale	—	944	21,622	—	22,566
Operating lease right-of-use assets	—	497,214	—	—	497,214
Long-term prepayments and other	50	92,485	1,200,455	(1,200,000)	92,990
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	598,822	—	(598,822)	—
Investment in consolidated subsidiaries	812,570	(44,564)	503	(768,509)	—
TOTAL ASSETS	$855,758	$4,791,762	$1,299,538	$(2,582,044)	$4,365,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$157,048	$1,161	$(10,513)	$148,583
Air traffic liability and current frequent flyer deferred revenue	—	774,452	9,280	—	783,732
Other accrued liabilities	—	157,287	13,752	(4,200)	166,839
Current maturities of long-term debt, less discount	—	46,857	—	—	46,857
Current maturities of finance lease obligations	—	27,137	—	—	27,137
Current maturities of operating leases	—	76,344	—	—	76,344
Total	887	1,239,125	24,193	(14,713)	1,249,492
Long-term debt	—	1,616,464	1,182,089	(1,200,000)	1,598,553
Intercompany payable	485,781	—	113,041	(598,822)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	85,679	—	—	85,679
Noncurrent operating leases	—	385,463	—	—	385,463
Accumulated pension and other post-retirement benefit obligations	—	154,302	—	—	154,302
Other liabilities and deferred credits	—	76,449	154	—	76,603
Noncurrent frequent flyer deferred revenue	—	304,798	—	—	304,798
Deferred tax liabilities, net	—	141,034	—	—	141,034
Total	—	1,147,725	154	—	1,147,879
Shareholders’ equity	369,090	788,448	(19,939)	(768,509)	369,090
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$855,758	$4,791,762	$1,299,538	$(2,582,044)	$4,365,014

Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable, net	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held-for-sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other post-retirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders’ equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,842)	$50,266	$(15,759)	$—	$31,665
Cash Flows From Investing Activities:
Net payments to affiliates	—	(25,902)	725	25,177	—
Additions to property and equipment, including pre-delivery deposits	—	(16,521)	—	—	(16,521)
Proceeds from the disposition of aircraft and aircraft related equipment	—	88	9,574	—	9,662
Purchases of investments	—	(575,191)	—	—	(575,191)
Sales of investments	—	635,385	—	—	635,385
Net cash provided by (used in) investing activities	—	17,859	10,299	25,177	53,335
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(149,019)	—	—	(149,019)
Net payments from affiliates	25,177	—	—	(25,177)	—
Payment for taxes withheld for stock compensation	—	(1,589)	—	—	(1,589)
Net cash provided by (used in) financing activities	25,177	(150,608)	—	(25,177)	(150,608)
Net increase in cash and cash equivalents	22,335	(82,483)	(5,460)	—	(65,608)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$43,138	$352,132	$46,950	$—	$442,220

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,885)	$409,566	$12,596	$—	$417,277
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,161,138	(1,085,354)	(78,509)	—
Additions to property and equipment, including pre-delivery deposits	—	(17,602)	(284)	—	(17,886)
Proceeds from the disposition of aircraft and aircraft related equipment	—	117	—	—	117
Purchases of investments	—	(862,001)	—	—	(862,001)
Sales of investments	—	280,007	—	—	280,007
Net cash provided by (used in) investing activities	2,725	561,659	(1,085,638)	(78,509)	(599,763)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(342,151)	—	—	(342,151)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(75,784)	—	(2,725)	78,509	—
Payment for taxes withheld for stock compensation	—	(1,712)	—	—	(1,712)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(5,815)	(292,158)	1,172,611	78,509	953,147
Net increase (decrease) in cash and cash equivalents	(7,975)	679,067	99,569	—	770,661
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$16,113	$1,155,476	$108,711	$—	$1,280,300

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

June 2022 Quarterly Financial Overview

•GAAP net loss in the second quarter was $47.4 million, or $(0.92) per diluted share on total revenue of $691.9 million, compared to a net loss of $6.2 million, or $(0.12) per diluted share, on total revenue of $410.8 million during the same period in 2021.

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

Results of Operations

For the three months ended June 30, 2022, we generated a net loss of $47.4 million, or $0.92 per diluted share, compared to a net loss of $6.2 million, or $0.12 per diluted share, for the same period in 2021. For the six months ended June 30, 2022, we generated a net loss of $180.7 million, or $3.52 per diluted share, compared to a net loss of $66.9 million, or $1.33 per diluted share, for the same period in 2021.

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

Nonoperating Income (Expense)

Net nonoperating expense increased by $1.0 million, or 3.7%, and $15.8 million, or 52.0%, during the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increase in expense in both periods was primarily attributed to net losses associated with our investment portfolio partially offset by gains associated with our debt instruments denominated in Japanese Yen. Additionally, during the three and six months ended June 30, 2022, we extinguished our remaining outstanding Class A EETC-20 and Class B EETC-20 Equipment Notes and recognized a $8.6 million loss on the extinguishment of these notes.

Income Taxes

Our effective tax rate was 12.0% and 25.5% for the three months ended June 30, 2022 and 2021, respectively, and 17.9% and 21.4% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items, including the valuation allowance recorded against unrealized losses related to our equity securities.

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
•Unrealized loss (gain) on equity securities is driven by changes in market prices and currency fluctuations, which is recorded in Other nonoperating expense in the consolidated statements of operations.

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

	Three months ended June 30,				Six months ended June 30,
	2022 (As Restated)		2021		2022 (As Restated)		2021
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(47,374)	$(0.92)	$(6,177)	$(0.12)	$(180,652)	$(3.52)	$(66,868)	$(1.33)
Adjusted for:
Government grant recognition	—	—	(95,119)	(1.86)	—	—	(242,389)	(4.82)
Loss on extinguishment of debt	8,568	0.17	—	—	8,568	0.17	3,994	0.08
Changes in fair value of fuel derivative contracts	—	—	—	—	—	—	(382)	(0.01)
CBA related expense	2,574	0.05	—	—	4,678	0.09	—	—
Unrealized (gains) losses on foreign debt	(20,381)	(0.40)	92	—	(31,963)	(0.63)	(18,951)	(0.38)
Unrealized (gains) losses on non-designated fx positions	—	—	397	0.01	—	—	(1,352)	(0.03)
Gain on sale of aircraft	(2,578)	(0.05)	—	—	(2,578)	(0.05)	—	—
Special items	—	—	8,983	0.18	—	—	8,983	0.18
Unrealized loss on equity securities	7,920	0.15	—	—	19,394	0.38	—	—
Tax effect of adjustments	5,162	0.10	17,986	0.35	6,147	0.12	52,520	1.04
Adjusted net loss	$(46,109)	$(0.90)	$(73,838)	$(1.44)	$(176,406)	$(3.44)	$(264,445)	$(5.27)

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

	Three months ended June 30,		Six months ended June 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
	(in thousands)
Net Loss	$(47,374)	$(6,177)	$(180,652)	$(66,868)
Income tax benefit	(6,480)	(2,117)	(39,500)	(18,250)
Depreciation and amortization	34,333	35,113	68,088	70,469
Interest expense and amortization of debt discounts and issuance costs	24,517	30,315	49,554	54,008
EBITDA, as reported	4,996	57,134	(102,510)	39,359
Adjusted for:
Government grant recognition	—	(95,119)	—	(242,389)
Loss on extinguishment of debt	8,568	—	8,568	3,994
Changes in fair value of fuel derivative instruments	—	—	—	(382)
CBA related expense	2,574	—	4,678	—
Unrealized (gains) losses on foreign debt	(20,381)	92	(31,963)	(18,951)
Unrealized (gains) losses on non-designated foreign exchange positions	—	397	—	(1,352)
Gain on sale of aircraft	(2,578)	—	(2,578)	—
Special items	—	8,983	—	8,983
Unrealized loss on equity securities	7,920	—	19,394	—
Adjusted EBITDA	$1,099	$(28,513)	$(104,411)	$(210,738)

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level, due to a material weakness in our internal control over financial reporting related to our accounting for unrealized gains and losses on equity securities in that our controls were not designed to effectively evaluate the accounting treatment for certain securities in our portfolio. In light of the material weakness, we performed additional analysis necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q, as amended, present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, during the three and six months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot be certain that our insurance coverage will be adequate for information security liabilities actually incurred or to cover any indemnification claims against us relating to any incident. Furthermore, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

SECURITIES OFFERINGS RISKS

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