Form 10-Q
period 2022-09-30
HAWAIIAN HOLDINGS INC
filed 2022-10-31
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 26, 2022, 51,411,336 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Operating Revenue:
Passenger	$663,107	$454,044	$1,684,599	$947,784
Other	78,047	54,804	225,634	154,062
Total	741,154	508,848	1,910,233	1,101,846
Operating Expenses:
Wages and benefits	206,306	180,405	615,091	511,342
Aircraft fuel, including taxes and delivery	225,999	108,785	603,873	240,361
Maintenance, materials and repairs	59,317	48,081	170,934	119,416
Aircraft and passenger servicing	41,044	30,915	110,490	73,896
Depreciation and amortization	34,347	33,899	102,435	104,368
Aircraft rent	25,921	26,680	77,987	84,200
Commissions and other selling	32,505	20,964	81,767	49,643
Other rentals and landing fees	38,370	36,414	110,022	83,421
Purchased services	31,269	27,361	95,713	75,229
Special items	6,303	—	6,303	8,983
Government grant recognition	—	(78,256)	—	(320,645)
Other	43,145	30,133	112,884	82,854
Total	744,526	465,381	2,087,499	1,113,068
Operating Income (Loss)	(3,372)	43,467	(177,266)	(11,222)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(23,206)	(29,897)	(72,760)	(83,905)
Gains (losses) on fuel derivatives	(1,063)	—	(1,063)	217
Other components of net periodic benefit cost	1,252	981	3,812	2,943
Interest income	9,287	2,067	20,283	4,661
Capitalized interest	1,061	880	3,173	2,340
Loss on extinguishment of debt	—	—	(8,568)	(3,994)
Gains (losses) on investments, net	(4,028)	(196)	(38,519)	400
Gains on foreign debt	9,978	1,944	42,295	21,074
Other, net	(688)	(77)	(2,318)	1,537
Total	(7,407)	(24,298)	(53,665)	(54,727)
Income (Loss) Before Income Taxes	(10,779)	19,169	(230,931)	(65,949)
Income tax expense (benefit)	(1,510)	4,500	(41,010)	(13,750)
Net Income (Loss)	$(9,269)	$14,669	$(189,921)	$(52,199)
Net Income (Loss) Per Share
Basic	$(0.18)	$0.29	$(3.70)	$(1.03)
Diluted	$(0.18)	$0.28	$(3.70)	$(1.03)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,388	51,210	51,344	50,619
Diluted	51,388	51,825	51,344	50,619
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Net Income (Loss)	$(9,269)	$14,669
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $234 and $237 for 2022 and 2021, respectively	712	841
Net change in available-for-sale investments, net of tax benefit of $4,870 and $182 for 2022 and 2021, respectively	(14,854)	(551)
Total other comprehensive income (loss)	(14,142)	290
Total Comprehensive Income (Loss)	$(23,411)	$14,959

	Nine months ended September 30,
	2022	2021
	(unaudited)
Net Loss	$(189,921)	$(52,199)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $681 and $465 for 2022 and 2021, respectively	1,734	2,769
Net change in available-for-sale investments, net of tax benefit of $12,301 and $780 for 2022 and 2021, respectively	(37,556)	(2,386)
Total other comprehensive income (loss)	(35,822)	383
Total Comprehensive Loss	$(225,743)	$(51,816)
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$275,128	$490,561
Restricted cash	17,352	17,267
Short-term investments	1,152,711	1,241,752
Accounts receivable, net	87,417	92,888
Income taxes receivable	70,233	71,201
Spare parts and supplies, net	37,163	34,109
Prepaid expenses and other	85,544	66,127
Total	1,725,548	2,013,905
Property and equipment, less accumulated depreciation and amortization of $1,102,152 and $999,966 as of September 30, 2022 and December 31, 2021, respectively	1,887,671	1,957,623
Other Assets:
Assets held-for-sale	15,897	29,449
Operating lease right-of-use assets	477,169	536,154
Long-term prepayments and other	91,333	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,211,118	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,052	$114,400
Air traffic liability and current frequent flyer deferred revenue	699,802	631,157
Other accrued liabilities	173,966	165,050
Current maturities of long-term debt, less discount	45,205	97,096
Current maturities of finance lease obligations	25,886	24,149
Current maturities of operating leases	76,421	79,158
Total	1,168,332	1,111,010
Long-Term Debt	1,574,660	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	80,476	100,995
Noncurrent operating leases	366,137	423,293
Accumulated pension and other post-retirement benefit obligations	152,894	160,817
Other liabilities and deferred credits	78,574	78,340
Noncurrent frequent flyer deferred revenue	307,443	296,484
Deferred tax liability, net	135,119	186,797
Total	1,120,643	1,246,726
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 51,411,336 and 51,233,369 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	514	512
Capital in excess of par value	273,713	269,575
Accumulated income	190,916	380,837
Accumulated other comprehensive loss, net	(117,660)	(81,838)
Total	347,483	569,086
Total Liabilities and Shareholders’ Equity	$4,211,118	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(133,278)	—	(133,278)
Other comprehensive loss, net	—	—	—	—	(16,010)	(16,010)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$247,559	$(97,848)	$420,252
Net Loss	—	—	—	(47,374)	—	(47,374)
Other comprehensive loss, net	—	—	—	—	(5,670)	(5,670)
Issuance of 58,366 shares of common stock, net of shares withheld for taxes	1	—	(100)	—	—	(99)
Share-based compensation expense	—	—	1,981	—	—	1,981
Balance at June 30, 2022	$514	$—	$271,909	$200,185	$(103,518)	$369,090
Net Loss	—	—	—	(9,269)	—	(9,269)
Other comprehensive loss, net	—	—	—	—	(14,142)	(14,142)
Issuance of 25,900 shares of common stock, net of shares withheld for taxes	—	—	(252)	—	—	(252)
Share-based compensation expense	—	—	2,056	—	—	2,056
Balance at September 30, 2022	$514	$—	$273,713	$190,916	$(117,660)	$347,483

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2022 and December 31, 2021.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2021 and December 31, 2020.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2021 and December 31, 2020.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2022	2021
	(unaudited)
Net cash provided by (used in) Operating Activities	$(24,050)	$311,300
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(29,717)	(34,144)
Proceeds from the disposition of aircraft and aircraft related equipment	10,743	394
Purchases of investments	(751,509)	(1,529,293)
Sales of investments	756,561	598,979
Net cash used in investing activities	(13,922)	(964,064)
Cash flows from Financing Activities:
Proceeds from the issuance of common stock	—	68,132
Long-term borrowings	—	1,251,705
Repayments of long-term debt and finance lease obligations	(173,298)	(405,703)
Debt issuance costs and discounts	(2,236)	(24,664)
Payment for taxes withheld for stock compensation	(1,842)	(1,763)
Other	—	1,837
Net cash provided by (used in) financing activities	(177,376)	889,544
Net increase (decrease) in cash and cash equivalents	(215,348)	236,780
Cash, cash equivalents, and restricted cash - Beginning of Period	507,828	509,639
Cash, cash equivalents, and restricted cash - End of Period	$292,480	$746,419

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

The Company reclassified prior period amounts for gains (losses) on investments, net and gains on foreign debt from other, net to its own financial statement line items to conform to the current period presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2022	2021	2022	2021
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$504	$986	$1,559	$2,958	Nonoperating Income (Expense), Other, net
Prior service cost	122	92	316	276	Nonoperating Income (Expense), Other, net
Total before tax	626	1,078	1,875	3,234
Tax benefit	(151)	(237)	(539)	(465)
Total, net of tax	$475	$841	$1,336	$2,769
Short-term investments
Realized gain on sales of investments	$(102)	$(3)	$(6,501)	$(721)	Gains (losses) on investments, net
Realized loss on sales of investments	1,235	—	22,823	122	Gains (losses) on investments, net
Total before tax	1,133	(3)	16,322	(599)
Income tax expense (benefit)	(280)	1	(4,026)	149
Total, net of tax	$853	$(2)	$12,296	$(450)
Total reclassifications for the period	$1,328	$839	$13,632	$2,319

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2022 and 2021 is as follows:

Three months ended September 30, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(74,003)	$(29,515)	$(103,518)
Other comprehensive income (loss) before reclassifications, net of tax	237	(15,707)	(15,470)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	475	853	1,328
Net current-period other comprehensive income (loss)	712	(14,854)	(14,142)
Ending balance	$(73,291)	$(44,369)	$(117,660)

Three months ended September 30, 2021	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(114,253)	$(181)	$(114,434)
Other comprehensive loss before reclassifications, net of tax	—	(549)	(549)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	841	(2)	839
Net current-period other comprehensive income (loss)	841	(551)	290
Ending balance	$(113,412)	$(732)	$(114,144)

Nine months ended September 30, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	398	(49,852)	(49,454)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,336	12,296	13,632
Net current-period other comprehensive income (loss)	1,734	(37,556)	(35,822)
Ending balance	$(73,291)	$(44,369)	$(117,660)

Nine months ended September 30, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive loss before reclassifications, net of tax	—	(1,936)	(1,936)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,769	(450)	2,319
Net current-period other comprehensive income (loss)	2,769	(2,386)	383
Ending balance	$(113,412)	$(732)	$(114,144)

3. Income (Loss) Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 407,625 and 87,670 for the three months ended September 30, 2022 and 2021, respectively, and 429,204 and 515,601 for the nine months ended September 30, 2022 and 2021, respectively. The following table shows the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(9,269)	$14,669	$(189,921)	$(52,199)
Denominator:
Weighted average common stock shares outstanding - Basic	51,388	51,210	51,344	50,619
Assumed exercise of stock options and awards	—	217	—	—
Assumed conversion of warrants	—	398	—	—
Weighted average common stock shares outstanding - Diluted	51,388	51,825	51,344	50,619
Net Income (Loss) Per Share
Basic	$(0.18)	$0.29	$(3.70)	$(1.03)
Diluted	$(0.18)	$0.28	$(3.70)	$(1.03)

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

Stock Repurchase Program

Pursuant to the Company's receipt of financial assistance under federal Payroll Support Programs (PSP) related to the COVID-19 pandemic, the Company was restricted from making any stock repurchases through September 30, 2022. Accordingly, the Company did not repurchase stock during the three and nine months ended September 30, 2022 and 2021.

In August 2022, the Inflation Reduction Act of 2022 (the Act) was signed into U.S. law. Under the Act, future stock repurchases will be subject to excise tax.

Dividends

Pursuant to the Company’s receipt of federal PSP financial assistance, the Company was restricted from making dividend payments through September 30, 2022. Accordingly, the Company did not make any dividend payments during the three and nine months ended September 30, 2022 and 2021.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Geographic Information	(in thousands)
Domestic	$635,808	$482,652	$1,703,800	$1,039,578
Pacific	105,346	26,196	206,433	62,268
Total operating revenue	$741,154	$508,848	$1,910,233	$1,101,846

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

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$616,423	$421,255	$1,560,249	$876,234
Frequent flyer revenue, transportation component	46,684	32,789	124,350	71,550
Passenger Revenue	$663,107	$454,044	$1,684,599	$947,784

Other revenue (e.g., cargo and other miscellaneous)	$47,678	$28,823	$139,289	$88,607
Frequent flyer revenue, marketing and brand component	30,369	25,981	86,345	65,455
Other Revenue	$78,047	$54,804	$225,634	$154,062

As of September 30, 2022 and December 31, 2021, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $515.9 million and $448.2 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended September 30, 2022 and 2021, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $407.2 million and $207.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $412.0 million and $188.9 million, respectively.

Passenger revenue associated with tickets expected to expire (advanced ticket breakage) is estimated based on current and historical rebooking rates for tickets past their original flight date. Advanced ticket breakage associated with these tickets is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the historical trend rate to the current air traffic liability balances for that specific period. Due to significant disruptions in our flight operations related to the COVID-19 pandemic in 2020 and the subsequent extension of the ticket expiration dates to December 31, 2022 for the impacted tickets, the amount of tickets past their flight date remains higher than historical levels. As these tickets approach the expiration date, we adjust our estimates for advanced ticket breakage and recognize the change in estimate prospectively. During the three months ended September 30, 2022 and 2021, the Company recognized approximately $49.7 million and $21.0 million in advanced ticket breakage. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $105.8 million and $30.0 million in advanced ticket breakage. Given the ongoing impact of the COVID-19 pandemic, the Company continues to monitor customers' travel behavior and may adjust its estimates as additional information becomes available.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in air traffic liability and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	September 30, 2022	December 31, 2021
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$175,958	$169,687
Noncurrent frequent flyer deferred revenue	307,443	296,484
Total frequent flyer liability	$483,401	$466,171

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2022	2021
	(in thousands)
Balance at January 1	$466,171	$420,125
Miles awarded	144,878	104,239
Travel miles redeemed (Passenger Revenue)	(124,350)	(71,550)
Non-travel miles redeemed (Other Revenue)	(3,298)	(1,491)
Balance at September 30	$483,401	$451,323

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

5.  Short-Term Investments

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

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of September 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022	(in thousands)
Debt securities
Corporate debt	$415,373	$5	$(31,926)	$383,452
U.S. government and agency debt	417,310	2	(13,197)	404,115
Other fixed income securities	106,658	206	(5,959)	100,905
Asset-backed securities	29,475	—	(1,713)	27,762
Collateralized loan obligations	44,545	—	(5,978)	38,567
Bank notes	11,564	4	(164)	11,404
Equity securities	208,352	3,413	(26,252)	185,513
Other investments measured at net asset value	1,192	—	(199)	993
Total short-term investments	$1,234,469	$3,630	(85,388)	$1,152,711

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$450,954	$277	(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	883	(638)	142,280
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752

The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022	(in thousands)
Debt securities
Corporate debt	$215,774	$(22,409)	$163,219	(9,517)	$378,993	$(31,926)
U.S. government and agency debt	288,236	(8,587)	100,563	(4,610)	388,799	(13,197)
Other fixed income securities	29,677	(5,029)	14,063	(930)	43,740	(5,959)
Asset-backed securities	16,470	(1,371)	6,807	(342)	23,277	(1,713)
Collateralized loan obligations	38,566	(5,978)	—	—	38,566	(5,978)
Bank notes	2,866	(164)	—	—	2,866	(164)
Other investments measured at net asset value	993	(199)	—	—	993	(199)
	$592,582	$(43,737)	$284,652	$(15,399)	$877,234	$(59,136)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
	$683,979	$(6,845)	$137,436	$(594)	$821,415	$(7,439)
As of September 30, 2022 and December 31, 2021, the Company's unrealized losses from debt securities were generated from 561 positions out of 588 positions and 451 positions out of 558 positions, respectively.
The Company reviews debt securities quarterly for credit losses and impairment. If the cost of an investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in Other, net, within non-operating expense on the unaudited consolidated statements of operations, and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Debt securities in a continuous unrealized loss position for twelve months or greater as of September 30, 2022 and December 31, 2021 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. The Company has evaluated these debt securities and did not recognize any significant credit losses as of September 30, 2022 and December 31, 2021. Accordingly, the Company has determined that the unrealized losses on our debt securities as of September 30, 2022 were temporary in nature.

For the three and nine months ended September 30, 2022, the unrealized losses on equity securities were $3.4 million and $22.8 million, respectively. For the three and nine months ended September 30, 2021, there was no unrealized gain or loss on equity securities.

Contractual maturities of debt securities as of September 30, 2022 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$7,506	$302,522	$73,424	$383,452
U.S. government and agency debt	46,900	349,339	7,876	404,115
Other fixed income securities	59,918	27,613	13,374	100,905
Asset-backed securities	480	18,306	8,976	27,762
Collateralized loan obligations	—	—	38,567	38,567
Bank notes	—	7,322	4,082	11,404
Total debt securities	$114,804	$705,102	$146,299	$966,205
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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$133,430	$46,030	$87,400	$—
Restricted cash	17,352	17,352	—	—
Short-term investments
Debt securities
Corporate debt securities	383,452	—	375,503	7,949
U.S. government and agency securities	404,115	—	404,115	—
Other fixed income securities	100,905	—	100,905	—
Asset-backed securities	27,762	—	19,423	8,339
Collateralized loan obligations	38,567	—	36,017	2,550
Bank notes	11,404	—	1,876	9,528
Equity securities	185,513	182,100	3,413	—
Other investments measured at net asset value	993	—	—	—
Total short-term investments	1,152,711	182,100	941,252	28,366
Fuel derivative contracts	2,242	—	2,242	—
Assets held-for-sale	15,897	—	—	15,897
Total assets measured at fair value	$1,321,632	$245,482	$1,030,894	$44,263

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	19,308	—	15,305	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held-for-sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of September 30, 2022, approximately $17.4 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

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

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2022 is as follows:

	Short-term Investment Activity for the nine months ended September 30, 2022
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Other fixed income securities	Total
	(in thousands)
Beginning balance as of December 31, 2021	$4,003	$6,753	$3,322	$—	$—	$14,078
Purchases	4,465	3,440	2,100	8,593	—	18,598
Redemptions and paydowns	(99)	(676)	(2,852)	—	—	(3,627)
Amortization and accretion, net	88	10	896	22	—	1,016
Realized and unrealized gains (losses), net	(118)	1	(916)	(666)	—	(1,699)
Ending balance as of September 30, 2022	$8,339	$9,528	$2,550	$7,949	$—	$28,366

Other investments at net asset value (NAV). In accordance with relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are investments in a partnership for which a secondary market does not exist. Investments in the partnership are carried at estimated net asset value as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. The Company can redeem its shares upon approval by the respective partnerships' managing member.

Fuel derivative contracts. The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices. The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. Any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change. The Company’s fuel derivative contracts consist of crude oil call options, which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility among others.

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts, and commercial real estate. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources, including recent offers from potential buyers. Refer to Note 10 to the Notes to Consolidated Financial Statements for additional discussion.

A roll-forward of the Assets held-for-sale activity for the nine months ended September 30, 2022 is as follows:

	Assets Held-For-Sale Activity for the nine months ended September 30, 2022
	ATR Aircraft	Commercial Real Estate	Total
Beginning balance as of December 31, 2021	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from sale	(10,530)	—	(10,530)
Impairment charge	(6,303)		(6,303)
Realized gains	3,288	—	3,288
Realized losses	(7)	—	(7)
Ending balance as of September 30, 2022	$9,606	$6,291	$15,897

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
September 30, 2022					December 31, 2021
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,650,591	$1,312,264	$—	$—	$1,312,264	$1,838,954	$1,808,530	$—	$—	$1,808,530

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing based on quotes of similar debt for other similarly rated companies.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$184,572	$196,338
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments	—	45,090
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	22,008	30,213
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	19,678	26,271
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	61,826	91,041
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	50,524	70,269
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments	—	48,245
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments	—	19,504
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(30,726)	(37,560)
Total Debt	$1,619,865	$1,801,394
Less: Current maturities of long-term debt	(45,205)	(97,096)
Long-Term Debt, less discount	$1,574,660	$1,704,298

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of September 30, 2022, the Company had no outstanding borrowing under the Revolving Credit Facility. The amendment was accounted for as a modification of the prior Revolving Credit Facility.

Debt Extinguishment

In February 2021, the Company repaid in full a $45.0 million loan made to the Company under the Economic Relief Program, and in connection with this repayment, terminated the associated Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million during the nine months ended September 30, 2021, which is reflected in the nonoperating income (expense), other, net line item on the Consolidated Statement of Operations.

In October 2021, the Company repurchased approximately $160.9 million of its outstanding 7.375% Series 2020-1A Pass Through Certificates due 2027 and 11.250% Series 2020-1B Pass Through Certificates due 2025. In June 2022, the Company repurchased the remaining $62.4 million of outstanding Series 2020-1A and Series 2020-1B Equipment Notes. The repurchase resulted in the recognition of a loss on extinguishment of debt of $8.6 million during the nine months ended September 30, 2022, which is reflected in the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations.

Schedule of Debt Maturities

As of September 30, 2022, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2022 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2022	$5,468
2023	46,549
2024	44,392
2025	56,532
2026	1,338,398
Thereafter	159,252
$1,650,591

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of September 30, 2022.

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2022	2021	2022	2021
	(in thousands)
Service cost	$2,392	$2,739	$7,176	$8,218
Other cost:
Interest cost	4,572	4,216	13,727	12,649
Expected return on plan assets	(6,471)	(6,275)	(19,413)	(18,825)
Recognized net actuarial loss	626	1,078	1,875	3,234
Total other components of the net periodic benefit cost	(1,273)	(981)	(3,811)	(2,942)
Net periodic benefit cost	$1,119	$1,758	$3,365	$5,276

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2022 and 2021, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2022.

9. Commitments and Contingent Liabilities

Commitments

As of September 30, 2022, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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
Committed capital expenditures include aircraft and aircraft related equipment commitments, and other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments as of September 30, 2022 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2022	$33,310	$6,273	$39,583
2023	455,595	29,392	484,987
2024	388,660	27,210	415,870
2025	494,574	18,137	512,711
2026	216,767	13,639	230,406
Thereafter	—	27,082	27,082
	$1,588,906	$121,733	$1,710,639

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2022 and December 31, 2021, there were no holdbacks held with the Company's credit card processors.

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

10. Assets Held-For-Sale

During the second quarter of 2021, the Company reclassified approximately $29.5 million in long-lived assets as held-for-sale as follows:

•The Company announced the termination of its 'Ohana by Hawaiian operations, which utilized its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (the CPA) with a third-party carrier. Following the termination of the operations, the Company committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as Assets held-for-sale on the Consolidated Balance Sheets. The write down of $6.4 million, as well as $2.6 million recognized for the early termination of its CPA, was recorded as a Special item in the consolidated statements of operation.
•The Company committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. The Company fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as Assets held-for-sale on the Consolidated Balance Sheets.

During the second quarter of 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations. During the third quarter of 2022, the Company estimated the fair value of its remaining ATR-42 and ATR-73 aircraft, using available market information and in consideration of recent transactions, which resulted in the recognition of a $6.3 million impairment charge, which was recorded as a Special item in the unaudited consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, the Company had approximately $15.9 million and $29.4 million, respectively, in Assets held-for-sale on the Consolidated Balance Sheets. The Company expects to complete the sale of the remaining assets referenced above within the upcoming 12 months and will continue to monitor the asset groups for potential impairment.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$740,479	$11,746	$(11,071)	$741,154
Operating Expenses:
Wages and benefits	—	206,306	—	—	206,306
Aircraft fuel, including taxes and delivery	—	225,999	—	—	225,999
Maintenance, materials and repairs	—	59,272	45	—	59,317
Aircraft and passenger servicing	—	41,044	—	—	41,044
Commissions and other selling	9	32,495	75	(74)	32,505
Aircraft rent	—	25,921	—	—	25,921
Other rentals and landing fees	—	38,399	—	(29)	38,370
Depreciation and amortization	—	34,347	—	—	34,347
Purchased services	23	30,963	349	(66)	31,269
Special items	—	—	6,303	—	6,303
Other	1,284	52,775	(12)	(10,902)	43,145
Total	1,316	747,521	6,760	(11,071)	744,526
Operating Income (Loss)	(1,316)	(7,042)	4,986	—	(3,372)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(8,013)	(7,218)	—	15,231	—
Interest expense and amortization of debt discounts and issuance costs	—	(5,479)	(18,483)	756	(23,206)
Interest income	110	9,006	927	(756)	9,287
Capitalized interest	—	1,061	—	—	1,061
Losses on fuel derivatives	—	(1,063)	—	—	(1,063)
Other components of net periodic pension cost	—	1,252	—	—	1,252
Losses on investments, net	—	(4,028)	—	—	(4,028)
Gains on foreign debt	—	9,978	—	—	9,978
Other, net	(50)	(638)	—	—	(688)
Total	(7,953)	2,871	(17,556)	15,231	(7,407)
Loss Before Income Taxes	(9,269)	(4,171)	(12,570)	15,231	(10,779)
Income tax benefit	—	(1,510)	—	—	(1,510)
Net Income	$(9,269)	$(2,661)	$(12,570)	$15,231	$(9,269)
Comprehensive Loss	$(23,411)	$(16,803)	$(12,570)	$29,373	$(23,411)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$508,069	$9,681	$(8,902)	$508,848
Operating Expenses:
Wages and benefits	—	180,405	—	—	180,405
Aircraft fuel, including taxes and delivery	—	108,785	—	—	108,785
Maintenance, materials and repairs	—	47,973	108	—	48,081
Aircraft and passenger servicing	—	30,915	—	—	30,915
Commissions and other selling	—	20,969	19	(24)	20,964
Aircraft rent	—	26,680	—	—	26,680
Depreciation and amortization	—	33,899	—	—	33,899
Other rentals and landing fees	—	36,443	—	(29)	36,414
Purchased services	26	26,938	463	(66)	27,361
Government grant recognition	—	(78,256)	—	—	(78,256)
Other	1,705	36,594	617	(8,783)	30,133
Total	1,731	471,345	1,207	(8,902)	465,381
Operating Income (Loss)	(1,731)	36,724	8,474	—	43,467
Nonoperating Income (Expense):
Undistributed net income (loss) of subsidiaries	16,393	(9,819)	—	(6,574)	—
Interest expense and amortization of debt discounts and issuance costs	—	(11,804)	(18,849)	756	(29,897)
Interest income	7	2,055	761	(756)	2,067
Capitalized interest	—	880	—	—	880
Other components of net periodic pension cost	—	981	—	—	981
Losses on investments, net	—	(196)	—	—	(196)
Gains on foreign debt	—	1,944	—	—	1,944
Other, net	—	(77)	—	—	(77)
Total	16,400	(16,036)	(18,088)	(6,574)	(24,298)
Income (Loss) Before Income Taxes	14,669	20,688	(9,614)	(6,574)	19,169
Income tax expense (benefit)	—	4,500	—	—	4,500
Net Income (Loss)	$14,669	$16,188	$(9,614)	$(6,574)	$14,669
Comprehensive Income (Loss)	$14,959	$16,478	$(9,614)	$(6,864)	$14,959

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,907,977	$32,121	$(29,865)	$1,910,233
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	603,873	—	—	603,873
Wages and benefits	—	615,091	—	—	615,091
Aircraft rent	—	77,987	—	—	77,987
Maintenance materials and repairs	—	170,693	241	—	170,934
Aircraft and passenger servicing	—	110,490	—	—	110,490
Commissions and other selling	18	81,785	363	(399)	81,767
Depreciation and amortization	—	102,435	—	—	102,435
Other rentals and landing fees	—	110,109	—	(87)	110,022
Purchased services	200	94,557	1,154	(198)	95,713
Special items	—	—	6,303	—	6,303
Other	4,958	138,812	(1,705)	(29,181)	112,884
Total	5,176	2,105,832	6,356	(29,865)	2,087,499
Operating Income (Loss)	(5,176)	(197,855)	25,765	—	(177,266)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(184,840)	(25,439)	—	210,279	—
Interest expense and amortization of debt discounts and issuance costs	—	(19,600)	(55,404)	2,244	(72,760)
Other components of net periodic pension cost	—	3,812	—	—	3,812
Interest income	145	19,936	2,446	(2,244)	20,283
Capitalized interest	—	3,173	—	—	3,173
Losses on fuel derivatives	—	(1,063)	—	—	(1,063)
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Losses on investments, net	—	(38,519)	—	—	(38,519)
Gains on foreign debt	—	42,295	—	—	42,295
Other, net	(50)	(2,268)	—	—	(2,318)
Total	(184,745)	(26,241)	(52,958)	210,279	(53,665)
Loss Before Income Taxes	(189,921)	(224,096)	(27,193)	210,279	(230,931)
Income tax expense (benefit)	—	(41,010)	—	—	(41,010)
Net Loss	$(189,921)	$(183,086)	$(27,193)	$210,279	$(189,921)
Comprehensive Loss	$(225,743)	$(218,908)	$(27,193)	$246,101	$(225,743)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,099,678	$24,522	$(22,354)	$1,101,846
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	240,361	—	—	240,361
Wages and benefits	—	511,342	—	—	511,342
Aircraft rent	—	84,200	—	—	84,200
Maintenance materials and repairs	—	119,003	413	—	119,416
Aircraft and passenger servicing	—	73,896	—	—	73,896
Commissions and other selling	—	49,669	62	(88)	49,643
Depreciation and amortization	—	102,821	1,547	—	104,368
Other rentals and landing fees	—	83,513	—	(92)	83,421
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(320,645)	—	—	(320,645)
Purchased services	1,991	76,472	1,322	(4,556)	75,229
Other	4,857	93,867	1,748	(17,618)	82,854
Total	6,848	1,119,147	9,427	(22,354)	1,113,068
Operating Income (Loss)	(6,848)	(19,469)	15,095	—	(11,222)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(45,377)	(30,306)	—	75,683	—
Interest expense and amortization of debt discounts and issuance costs	—	(37,135)	(48,727)	1,957	(83,905)
Interest income	26	4,625	1,967	(1,957)	4,661
Capitalized interest	—	2,340	—	—	2,340
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(3,994)	—	—	(3,994)
Other components of net periodic pension cost	—	2,943	—	—	2,943
Gains on investments, net	—	400	—	—	400
Gains on foreign debt	—	21,074	—	—	21,074
Other, net	—	1,537	—	—	1,537
Total	(45,351)	(38,299)	(46,760)	75,683	(54,727)
Loss Before Income Taxes	(52,199)	(57,768)	(31,665)	75,683	(65,949)
Income tax expense (benefit)	—	(13,750)	—	—	(13,750)
Net Loss	$(52,199)	$(44,018)	$(31,665)	$75,683	$(52,199)
Comprehensive Loss	$(51,816)	$(43,635)	$(31,665)	$75,300	$(51,816)

Condensed Consolidating Balance Sheets
September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,247	$201,599	$37,282	$—	$275,128
Restricted cash	—	—	17,352	—	17,352
Short-term investments	—	1,152,711	—	—	1,152,711
Accounts receivable, net	—	83,970	19,702	(16,255)	87,417
Income taxes receivable	—	70,233	—	—	70,233
Spare parts and supplies, net	—	37,163	—	—	37,163
Prepaid expenses and other	—	85,414	130	—	85,544
Total	36,247	1,631,090	74,466	(16,255)	1,725,548
Property and equipment at cost	—	2,989,823	—	—	2,989,823
Less accumulated depreciation and amortization	—	(1,102,152)	—	—	(1,102,152)
Property and equipment, net	—	1,887,671	—	—	1,887,671
Assets held-for-sale	—	942	14,955	—	15,897
Operating lease right-of-use assets	—	477,169	—	—	477,169
Long-term prepayments and other	—	90,891	1,200,442	(1,200,000)	91,333
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	610,362	—	(610,362)	—
Investment in consolidated subsidiaries	792,154	(51,782)	503	(740,875)	—
TOTAL ASSETS	$828,401	$4,646,343	$1,303,866	$(2,567,492)	$4,211,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346	$157,419	$586	$(11,299)	$147,052
Air traffic liability and current frequent flyer deferred revenue	—	691,027	8,775	—	699,802
Other accrued liabilities	—	165,186	13,736	(4,956)	173,966
Current maturities of long-term debt, less discount	—	45,205	—	—	45,205
Current maturities of finance lease obligations	—	25,886	—	—	25,886
Current maturities of operating leases	—	76,421	—	—	76,421
Total	346	1,161,144	23,097	(16,255)	1,168,332
Long-term debt	—	1,591,338	1,183,322	(1,200,000)	1,574,660
Intercompany payable	480,572	—	129,790	(610,362)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	80,476	—	—	80,476
Noncurrent operating leases	—	366,137	—	—	366,137
Accumulated pension and other post-retirement benefit obligations	—	152,894	—	—	152,894
Other liabilities and deferred credits	—	78,408	166	—	78,574
Noncurrent frequent flyer deferred revenue	—	307,443	—	—	307,443
Deferred tax liabilities, net	—	135,119	—	—	135,119
Total	—	1,120,477	166	—	1,120,643
Shareholders’ equity	347,483	773,384	(32,509)	(740,875)	347,483
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$828,401	$4,646,343	$1,303,866	$(2,567,492)	$4,211,118

Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable, net	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held-for-sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other post-retirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders’ equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,270)	$6,116	$(25,896)	$—	$(24,050)
Cash Flows From Investing Activities:
Net payments to affiliates	—	(37,188)	17,474	19,714	—
Additions to property and equipment, including pre-delivery deposits	—	(29,717)	—	—	(29,717)
Proceeds from the disposition of aircraft and aircraft related equipment	—	97	10,646	—	10,743
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	—	—	—	—
Purchases of investments	—	(751,509)	—	—	(751,509)
Sales of investments	—	756,561	—	—	756,561
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(61,756)	28,120	19,714	(13,922)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(173,298)	—	—	(173,298)
Debt issuance costs and discount	—	(2,236)	—	—	(2,236)
Net payments from affiliates	19,714	—	—	(19,714)	—
Payment for taxes withheld for stock compensation	—	(1,842)	—	—	(1,842)
Net cash provided by (used in) financing activities	19,714	(177,376)	—	(19,714)	(177,376)
Net increase (decrease) in cash and cash equivalents	15,444	(233,016)	2,224	—	(215,348)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$36,247	$201,599	$54,634	$—	$292,480

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(6,202)	$327,738	$(10,236)	$—	$311,300
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,183,456	(1,104,496)	(81,685)	—
Additions to property and equipment, including pre-delivery deposits	—	(33,692)	(452)	—	(34,144)
Proceeds from the disposition of aircraft and aircraft related equipment	—	228	166	—	394
Purchases of investments	—	(1,529,293)	—	—	(1,529,293)
Sales of investments	—	598,979	—	—	598,979
Net cash provided by (used in) investing activities	2,725	219,678	(1,104,782)	(81,685)	(964,064)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(405,703)	—	—	(405,703)
Debt issuance costs	—	—	(24,664)	—	(24,664)
Net payments from affiliates	(78,960)	—	(2,725)	81,685	—
Payment for taxes withheld for stock compensation	—	(1,763)	—	—	(1,763)
Other	1,837	—	—	—	1,837
Net cash provided by (used in) financing activities	(8,991)	(355,761)	1,172,611	81,685	889,544
Net increase (decrease) in cash and cash equivalents	(12,468)	191,655	57,593	—	236,780
Cash, cash equivalents, & restricted cash - Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, & restricted cash - End of Period	$11,620	$668,064	$66,735	$—	$746,419

12. Subsequent Events

Air Transportation Services Agreement

On October 20, 2022, Hawaiian and Amazon.com Services LLC (Customer), a wholly owned subsidiary of Amazon.com, Inc. (Amazon), entered into an Air Transportation Services Agreement (the ATSA) under which the Company will provide certain air cargo transportation services to Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years.

The ATSA provides for the Company to initially operate ten A330-300F aircraft for Transportation Services, with Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums.

Warrant and Transaction Agreement

Contemporaneously with the ATSA, the Company and Amazon entered into a Transaction Agreement, under which, the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 9,442,443 shares (the Warrant Shares), of the Company's common stock, par value $0.01 per share. At execution, 1,258,992 Warrant Shares vested upon warrant issuance. Future vesting is based on payments to be made by Amazon or its affiliates either under the ATSA or generally with respect to air cargo or air charters, excluding commercial passenger service, up to $1.8 billion in the aggregate. Subject to certain conditions, including vesting, the Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before October 20, 2031. The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share (the First Tranche). The exercise price with respect to the remaining 3,147,481 Warrant Shares will be determined based on the 30-day volume-weighted average price of the Company's common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. The exercise prices and the Warrant Shares issuable are subject to customary antidilution adjustments.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impacts of such obligations under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Consolidated Appropriations Act, 2021 (CAA 2021) and American Rescue Plan Act of 2021 (ARP 2021) programs; future obligations and related impact of such obligations related to our agreement with Amazon; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the fourth quarter of 2022; expectations about the recovery of international travel demand; expected salary and related costs; our expected fleet as of September 30, 2023; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the restatement of our financial statements for the Non-Reliance Periods and the impact of such restatement on our future financial statements and other financial measures; the material weakness we identified in our internal control over financial reporting and our efforts and timing related to such remediation; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the effects of the COVID-19 pandemic on our business operations and financial condition; the duration of government-mandated and other restrictions on travel; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourism industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; geopolitical conflict; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. Since February 2020, we have temporarily reduced our Scheduled Operations due to the COVID-19 pandemic. We are the largest airline headquartered in the state of Hawai'i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of July 2022, the latest available data. As of September 30, 2022, we had 7,112 active employees.

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

Third Quarter 2022 Financial Overview

•Passenger revenue in the third quarter was $663.1 million, up 46.0% and down 4.5% as compared to the same periods in 2021 and 2019, respectively. During the three months ended September 30, 2022, capacity (as measured in Available Seat Miles or ASMs) was up 18.3%, while Revenue Passenger Miles (RPM) increased 29.3%, as compared to the same period in 2021, driven primarily by increased customer demand within our domestic network and the easing of remaining travel restrictions in certain cities within our international markets.

•Our operating loss in the third quarter was $3.4 million, down from operating income of $43.5 million during the same period in 2021, driven primarily by a 107.7% increase in Aircraft fuel, including taxes and delivery expense. Additionally, operating income in the third quarter of 2021 benefited from the recognition of $78.3 million of Payroll Support Programs grant proceeds.

•GAAP net loss in the third quarter was $9.3 million, or $0.18 per diluted share on total revenue of $741.2 million, compared to a net income of $14.7 million, or $0.28 per diluted share, on total revenue of $508.8 million during the same period in 2021.

•Unrestricted cash, cash equivalents and short-term investments was $1.4 billion as of September 30, 2022.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic, which began in the first quarter of 2020, continues to impact passenger travel demand, with total passenger revenue down approximately 4.5% and 13.6% during the three and nine months ended September 30, 2022, as compared to the same periods in 2019. The recovery in our domestic network has been robust with passenger revenue up 16.0% and 5.9% during the three and nine months ended September 30, 2022 as compared to the same periods in 2019. International revenue continues to lag the recovery in domestic travel due to ongoing restrictions on international travel, with revenue down 56.8% and 68.8% during the three and nine months ended September 30, 2022, as compared to the same periods in 2019. During the third quarter of 2022, our domestic network accounted for approximately 87.2% of total passenger revenue.

We continue to monitor developments relating to the easing of restrictions on international travel by international governments, including by the government of Japan, as Japan represented a large percentage of our pre-pandemic international revenue. In late September 2022, Japan announced that passenger arrival caps would be lifted effective October 11, 2022; however, requirements remain in effect for travelers to show proof of COVID-19 vaccination or a pre-travel negative PCR test result. In October 2022, the Republic of Korea announced that it was eliminating all remaining COVID-related restrictions for all arriving guests, effective immediately, with post-arrival tests and proof of vaccination no longer required.

Material Changes to our Consolidated Balance Sheet

As a result of the COVID-19 pandemic, we took actions to increase liquidity and augment our financial position in fiscal years 2020 and 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 10, 2022, for a comprehensive discussion of actions taken in both fiscal years. During the nine months ended September 30, 2022, material changes to our Consolidated Balance Sheet included the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.4 billion as of September 30, 2022, compared to $1.7 billion as of December 31, 2021. Refer to the Cash Flow and Use of Liquidity section below for additional discussion.
•As of September 30, 2022, our total debt was $1.6 billion, a decrease of $181.5 million, or 10.1%, as compared to $1.8 billion as of December 31, 2021. During the nine months ended September 30, 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation and in June 2022, we extinguished the remaining $62.4 million in outstanding Class A EETC-20 and Class B EETC-20 Equipment Notes.
•As of September 30, 2022, our air traffic liability and current frequent flyer deferred revenue was $699.8 million, an increase of $68.6 million, or 10.9%, as compared to $631.2 million as of December 31, 2021. The increase in air traffic liability is primarily due to an increase in advanced ticket sales. Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

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

Fleet Summary

Due to the ongoing impacts of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand. The table below summarizes our total fleet as of September 30, 2021 and 2022, respectively and our expected fleet as of September 30, 2023 (based on existing executed agreements as of September 30, 2022):

	September 30, 2021			September 30, 2022			September 30, 2023 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo	4	14	18	4	14	18	4	14	18
787-9	—	—	—	—	—	—	—	1	1
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (3)	—	3	3	—	3	3	—	—	—
ATR 72-200 (3)	—	4	4	—	1	1	—	—	—
Total	21	47	68	21	44	65	21	41	62

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary of the Company. In 2021, we announced the permanent suspension of its 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. As of September 30, 2022, these aircraft and related asset group were classified as Assets held-for-sale on the Consolidated Balance Sheets. We expect to complete the sale of the remaining ATR 42-500 and ATR 72-200 in the fourth quarter of 2022.

Air Transportation Services Agreement

On October 20, 2022, we and Customer, a wholly owned subsidiary of Amazon, entered into an ATSA under which we will provide certain air cargo transportation services to Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years.

The ATSA provides for us to initially operate ten A330-300F aircraft for Transportation Services, with Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums.

Warrant and Transaction Agreement

Contemporaneously with the ATSA, we and Amazon entered into a Transaction Agreement (the Transaction Agreement), under which, we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon (Warrantholder), a warrant (the Warrant) to acquire up to 9,442,443 shares (the “Warrant Shares”), of the our common stock. At execution, 1,258,992 Warrant Shares vested upon warrant issuance. Future vesting is based on payments to be made by Amazon or its affiliates either under the ATSA or generally with respect to air cargo or air charters, excluding commercial passenger service (Qualified Payments), up to $1.8 billion in the aggregate. Subject to certain conditions, including vesting, the Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before October 20, 2031. The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share. The exercise price with respect to the remaining 3,147,481 Warrant Shares will be determined based on the 30-day volume-weighted average price of our common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. The exercise prices and the Warrant Shares issuable are subject to customary antidilution adjustments.

Warrantholder may not beneficially own more than 4.999% of the number of shares of our common stock outstanding immediately after giving effect to any exercise of the Warrant unless Warrantholder provides 60 days’ prior written notice to us or sooner notice in connection with certain transactions involving the acquisition or all or a material portion of us.

Upon consummation of such acquisition transactions and so long as the ATSA has not been terminated (other than for cause by Customer), the Warrant will automatically vest and become exercisable with respect to: (i) if Qualified Payments are equal to or less than $350 million, 25% of the Warrant Shares that are not vested as of such date, (ii) if Qualified Payments are greater than $350 million and equal to or less than $650 million, 50% of the Warrant Shares that are not vested as of such date, (iii) if Qualified Payments are greater than $650 million and equal to or less than $950 million, 75% of the Warrant Shares that are not vested as of such date or (iv) if Qualified Payments are greater than $950 million, all Warrant Shares that are not vested as of such date.

The Transaction Agreement sets forth certain governance arrangements and provisions relating to Warrantholder’s equity interest in us, including, among other things, customary registration rights relating to the Warrant Shares, restrictions on transferring the Warrant and Warrant Shares, certain standstill provisions, and rights of notice of certain transactions involving the acquisition of us, and includes customary representations, warranties and covenants of us and Amazon.

We must use commercially reasonable efforts to obtain shareholder approval of the issuance of Warrant Shares in excess of 19.999% of the number of shares of our common stock issued and outstanding immediately prior to the issuance of the Warrant (such number of shares, the Share Cap), as may be required under the rules of the Nasdaq Global Select Market (Nasdaq), including, but not limited to, Nasdaq Listing Rules 5635(b) and 5635(d) (the Shareholder Approval). Until Shareholder Approval is obtained, Nasdaq rules may restrict issuing shares of our common stock exceeding the Share Cap upon the exercise of the Warrant. We have agreed to file a proxy statement and submit the issuance of shares of our common stock exceeding the Share Cap for a vote at our 2023 annual meeting of shareholders. To the extent the Shareholder Approval is not obtained at such shareholder meeting, at Warrantholder’s request, we are required to seek to obtain such approval at each subsequent annual meeting of its shareholders until either the Shareholder Approval is obtained or the term of the Warrant expires.

The Warrant and Warrant Shares have not been registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and rules and regulations of the U.S. Securities and Exchange Commission promulgated thereunder.

Results of Operations

For the three months ended September 30, 2022, we generated a net loss of $9.3 million, or $0.18 per diluted share, compared to a net income of $14.7 million, or $0.28 per diluted share, for the same period in 2021. For the nine months ended September 30, 2022, we generated a net loss of $189.9 million, or $3.70 per diluted share, compared to a net loss of $52.2 million, or $1.03 per diluted share, for the same period in 2021.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2022		2021 (a)		2022		2021 (a)
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,738		2,056		7,345		4,512
Revenue passenger miles (RPM)	4,113,172		3,181,165		10,950,031		7,000,012
Available seat miles (ASM)	4,957,011		4,188,971		13,704,779		10,201,330
Passenger revenue per RPM (Yield)	16.12	¢	14.27	¢	15.38	¢	13.54	¢
Passenger load factor (RPM/ASM)	83.0%		75.9%		79.9%		68.6%
Passenger revenue per ASM (PRASM)	13.38	¢	10.84	¢	12.29	¢	9.29	¢
Total Operations:
Revenue passengers flown	2,741		2,066		7,361		4,533
RPM	4,117,551		3,205,407		10,975,703		7,056,854
ASM	4,964,785		4,229,461		13,744,129		10,298,035
Operating revenue per ASM (RASM)	14.93	¢	12.03	¢	13.90	¢	10.70	¢
Operating cost per ASM (CASM)	15.00	¢	11.00	¢	15.19	¢	10.81	¢
CASM excluding aircraft fuel and non-recurring items (b)	10.32	¢	10.28	¢	10.73	¢	11.50	¢
Aircraft fuel expense per ASM (c)	4.55	¢	2.57	¢	4.40	¢	2.33	¢
Revenue block hours operated	51,284		45,816		143,646		112,061
Gallons of aircraft fuel consumed	63,834		52,599		174,744		126,987
Average cost per gallon of aircraft fuel (c)	$3.54		$2.07		$3.46		$1.89

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
(c)    Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2022, operating revenue increased by $232.3 million, or 45.7%, and $808.4 million, or 73.4%, respectively, as compared to the same periods in 2021. The increases were primarily driven by the increase in passenger travel demand, predominantly within our domestic markets.

Passenger revenue

For the three and nine months ended September 30, 2022, passenger revenue increased by $209.1 million, or 46.0%, and $736.8 million, or 77.7%, respectively, as compared to the same periods in 2021. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended September 30, 2021
(in thousands)	Three months ended September 30, 2022	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$578,547	34.3%	17.5%	14.3%	2.2%	31.5%
International	84,560	262.0	(58.6)	773.5	303.4	(10.3)
Total	$663,107	46.0%	13.0%	29.3%	18.3%	23.4%

		Increase (Decrease) vs. Nine Months Ended September 30, 2021
(in thousands)	Nine months ended September 30, 2022	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$1,526,046	69.4%	16.7%	45.2%	24.0%	36.7%
International	158,553	236.4	(54.6)	641.0	203.4	10.9
Total	$1,684,599	77.7%	13.6%	56.4%	34.3%	32.3%

Domestic passenger revenue increased 34.3% and 69.4% during the three and nine months ended September 30, 2022, on capacity growth of 2.2% and 24.0%, respectively, as compared to the same periods in 2021. The increase in both periods is primarily attributed to improved demand for passenger travel on our domestic network, with passenger counts up 27.8% and 58.9%, respectively. Demand on our domestic network has recovered beyond pre-COVID-19 pandemic levels, with passenger revenue up 16.0% and 5.9%, respectively, during the three and nine months ended September 30, 2022, as compared to the same periods in 2019, primarily driven by the strength of our North America traffic. Our neighbor island traffic, which accounted for approximately 17.3% of total domestic revenue in the third quarter of 2022, continued to face increased competitive pressures with additional capacity entering the market, along with the introduction of aggressively low priced neighbor island fares through the end of 2022. This has resulted in declines in neighbor island revenue yield during the third quarter of 2022 of approximately 13.0% as compared to the same period in 2019, and is expected to continue to be a headwind to our neighbor island revenue through at least the remainder of 2022.

In March 2022, the State of Hawai'i ended its Safe Travels Program, and domestic passengers are no longer required to quarantine or provide pre-travel testing or proof of vaccination completion. In September 2022, we suspended our service from Honolulu, Hawaii to Orlando, Florida.

International passenger revenue increased 262.0% and 236.4%, respectively, during the three and nine months ended September 30, 2022, as compared to the same periods in 2021. Despite these improvements, our international network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 56.8% and 68.8%, respectively, as compared to the same periods in 2019.
In April 2022, we announced the resumption of our three-times weekly nonstop service between Auckland, New Zealand and Honolulu, Hawai'i, starting in July as well as a seasonal increase in frequency between Seoul, South Korea and Honolulu, Hawai'i in the summer of 2022. In May 2022, we also announced plans to resume service between Honolulu, Hawai'i and Haneda International Airport in Tokyo, Japan, beginning in August 2022, and an increase in weekly flights between Honolulu, Hawai'i and Narita International Airport in Tokyo, Japan, and Kansai International Airport in Osaka, Japan, beginning in August 2022.
We expect international demand to lag behind domestic demand recovery until government travel restrictions are completely lifted. In late September 2022, Japan announced that passenger arrival caps would be lifted effective October 11, 2022; however, requirements remain in effect for travelers to show proof of COVID-19 vaccinations or a pre-travel negative PCR test result. In October 2022, the Republic of Korea announced that it was eliminating all remaining COVID-related restrictions for all arriving guests, effective immediately, with post-arrival tests and proof of vaccination no longer required.
We expect our network capacity for the fourth quarter of 2022 to be down approximately 4.0% to 7.0% compared to the same period in 2019, primary driven by the delay of the full restoration of our Japan network.

Other Operating Revenue

For the three and nine months ended September 30, 2022, Other operating revenue increased by $23.2 million, or 42.4%, and $71.6 million, or 46.5%, respectively, as compared to the same periods in 2021.

During the three and nine months ended September 30, 2022, Cargo revenue increased $12.0 million and $26.9 million, respectively, as compared to the same periods in 2021, primarily driven by improved demand. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $4.4 million and $20.9 million, respectively, during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, increased during the three and nine months ended September 30, 2022 by approximately $6.8 million and $23.8 million, as compared to the same periods in 2021.

Operating Expense

Operating expenses were $744.5 million and $2.1 billion during the three and nine months ended September 30, 2022. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2022, as compared to the same period in 2021, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021		Increase / (decrease) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$25,901	14.4%	$103,749	20.3%
Aircraft fuel, including taxes and delivery	117,214	107.7	363,512	151.2
Maintenance, materials and repairs	11,236	23.4	51,518	43.1
Aircraft and passenger servicing	10,129	32.8	36,594	49.5
Commissions and other selling	11,541	55.1	32,124	64.7
Aircraft rent	(759)	(2.8)	(6,213)	(7.4)
Other rentals and landing fees	1,956	5.4	26,601	31.9
Depreciation and amortization	448	1.3	(1,933)	(1.9)
Purchased services	3,908	14.3	20,484	27.2
Special items	6,303	100.0	(2,680)	(29.8)
Government grant recognition	78,256	(100.0)	320,645	(100.0)
Other	13,012	43.2	30,030	36.2
Total	$279,145	60.0%	$974,431	87.5%

Wages and benefits

Wages and benefits expense increased by $25.9 million, or 14.4%, and $103.7 million, or 20.3%, for the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods. The increase in wages and benefits expense is primarily attributed to increased operations, predominantly within our domestic network, scheduled contractual wage increases and increased inflationary and hiring costs.

In February 2022, our International Association of Machinists and Aerospace Workers (IAM-M) and International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C) employees ratified a new collective bargaining agreement (CBA), which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter, we recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan.

In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU), ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA is not material to our financial statements. On July 1, 2022, our CBA with employees represented by the Air Line Pilots Association (ALPA) became amendable. We are currently in negotiations with ALPA on a new CBA.

We expect that wages and benefits will increase during the fourth quarter of 2022, as compared to the same period in 2021, as a result of the recently amended CBAs, combined with our ramp up of international operations.

Aircraft fuel

Aircraft fuel expense increased during the three and nine months ended September 30, 2022, as compared to the prior year period, primarily due to significant increases in the average fuel cost per gallon, combined with increased consumption, as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$225,999	$108,785	107.7%	$603,873	$240,361	151.2%
Fuel gallons consumed	63,834	52,599	21.4%	174,744	126,987	37.6%
Average fuel price per gallon, including taxes and delivery	$3.54	$2.07	71.0%	$3.46	$1.89	83.1%

Since the onset of the COVID-19 pandemic, we significantly reduced our fuel hedging program from historical levels and we continue to evaluate our future fuel hedging strategies. During 2022, fuel prices globally have continued to escalate, and we expect this elevated fuel cost environment to continue throughout 2022 due to recent market disruptions, further exacerbated by geopolitical events. We anticipate that total gallons of jet fuel consumed in the fourth quarter of 2022 will be down 5.5% to 8.5% as compared to the same period in 2019.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased $11.2 million, or 23.4%, and $51.5 million, or 43.1%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increase during both periods is primarily related to the increased utilization of our aircraft commensurate with increased levels of our operations, as discussed above. We expect maintenance, materials and repairs expense to increase during the fourth quarter of 2022, as compared to the same period in 2021, as we rebuild international operational capacity, combined with an increase in the number of scheduled heavy maintenance events.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $10.1 million, or 32.8%, and $36.6 million, or 49.5%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increase during both periods is primarily attributed to increased passengers flown, which was up 32.6% and 62.4%, respectively, during these same periods. We expect aircraft and passenger service expense to increase during the fourth quarter of 2022, as compared to the same period in 2021, as we continue to rebuild international operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $11.5 million, or 55.1%, and $32.1 million and 64.7%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increase during both periods was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the fourth quarter of 2022, as compared to the same period in 2021 as we continue to rebuild international operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $2.0 million, or 5.4%, and $26.6 million, or 31.9%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during both periods is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the fourth quarter of 2022, as compared to the same period in 2021, as we continue to rebuild international operational capacity.

Purchased services

Purchased services increased by $3.9 million, or 14.3%, and $20.5 million, or 27.2%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increase in purchased services is primarily related to our increased operations during the periods. We expect other purchased services expense to increase during the fourth quarter of 2022, as compared to the same period in 2021, as we continue to rebuild international operational capacity.

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

During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions, which resulted in the recognition of a $6.3 million impairment charge.

Government grant recognition

In the first quarter of 2021, we entered into a Payroll Support Program Extension Agreement (PSP Extension Agreement) with the U.S. Department of Treasury (Treasury) and received $192.7 million in payroll support payments pursuant to such PSP Extension Agreement. In the second quarter of 2021, we received $179.7 million pursuant to the Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), all of which was used exclusively for the payment of employee wages, salaries and benefits. The support payments included total grants of $320.6 million that was recognized as contra-expense in 2021 over the period that the funds were utilized. During the three and nine months ended September 30, 2021, we recognized total contra-expense of $78.3 million and $320.6 million, respectively, in the Consolidated Statements of Operations.

Other expense

Other expense increased by $13.0 million, or 43.2%, and $30.0 million, or 36.2%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The increases in both periods were primarily attributed to the ramp up of operations, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the fourth quarter of 2022 as we continue to ramp up operational capacity.

We anticipate CASM excluding fuel and non-recurring items for the quarter ending December 31, 2022 to be up approximately 13.0% to 16.0%, as compared to the same period in 2019.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $16.9 million, or 69.5%, and $1.1 million, or 1.9%, during the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The decrease in expense was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, (b) reduction in interest expense as a result of debt reduction activities, including scheduled principal pay downs and the extinguishment of our remaining outstanding Class A EETC-20 and Class B EETC-20 Equipment Notes, and (c) an increase in realized and unrealized gains associated with our debt instruments denominated in Japanese Yen partially offset by realized and unrealized losses associated with our investment portfolio.

Income Taxes

Our effective tax rate was 14.0% and 23.5% for the three months ended September 30, 2022 and 2021, respectively, and 17.8% and 20.8% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

In August 2022, the Inflation Reduction Act of 2022 (the Act) was signed into U.S. law. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1.0 billion. We do not expect the Act to have a material effect on our consolidated financial statements.

We expect our tax rate to be approximately 18.0% for the full year of 2022.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.4 billion as of September 30, 2022, compared to approximately $1.7 billion as of December 31, 2021.

As of September 30, 2022, our current assets exceeded our current liabilities by approximately $557.2 million as compared to $902.9 million as of December 31, 2021. Approximately $699.8 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

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

Cash Flow and Uses of Liquidity

Operating Activities

Net cash used in operating activities was $24.1 million during the nine months ended September 30, 2022 compared to net cash provided by operating activities of $311.3 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. The impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. As discussed above, we noted marked improvements in air travel demand during the three and nine months ended September 30, 2022, as compared to the same periods in 2021; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 10.7% and 16.9%, respectively, largely due to international travel demand lagging the recovery of domestic travel as a result of ongoing government restrictions.

Aircraft Fuel. Fuel expense represented approximately 30.4% and 28.9% of our total operating expense during the three and nine months ended September 30, 2022 compared to 23.4% and 21.6%, respectively, during the same periods in 2021. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three and nine months ended September 30, 2022, the average fuel price per gallon has increased 71.0% and 83.1%, respectively, as compared to the same periods in 2021.

Pension and Other Postretirement Benefit Plan Funding. During the three and nine months ended September 30, 2022 and 2021, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2022.

Government Support Programs. Operating cash flows for the three and nine months ended September 30, 2021 included $179.7 million and $372.4 million, respectively, in proceeds received under the PSP Extension Agreement, which were utilized to offset eligible payroll and payroll-related costs. All funding under the PSP Extension Agreement was utilized by the end of 2021.

Operating Lease Obligations. As of September 30, 2022, we had $442.6 million of operating lease obligations, which range between approximately $59.9 million to $98.7 million on an annual basis between 2023 and 2026. We have approximately $25.0 million in operating lease obligations during the fourth quarter of 2022.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of September 30, 2022, we had approximately $121.7 million of such obligations, which range from approximately $13.6 million to $29.4 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $13.9 million during the nine months ended September 30, 2022 compared to net cash used in investing activities of $964.1 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the nine months ended September 30, 2022, our purchases and sales of short-term investments resulted in net cash inflow of $5.1 million as compared to net cash outflow of $930.3 million during the same period in 2021.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures decreased to $29.7 million during the nine months ended September 30, 2022 as compared to $34.1 million in capital expenditures during the same period in 2021.

As of September 30, 2022, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2023 and 2026

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2023 and 2025

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $33.3 million for the remainder of 2022, $455.6 million in 2023, $388.7 million in 2024, $494.6 million in 2025, and $216.8 million in 2026.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2021, we were notified by the manufacturer of further delivery delays of our first two aircraft from the scheduled delivery date at the end of 2022. At this time a firm delivery date has not been determined; however, we do not expect to receive delivery of the first two aircraft until the back half of 2023. The remainder of the Boeing 787-9 delivery schedule has not changed. Refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash used in financing activities was $177.4 million during the nine months ended September 30, 2022 compared to net cash provided by financing activities of $889.5 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026.

During the nine months ended September 30, 2022 and 2021, we repaid $173.3 million and $405.7 million of long-term debt and finance lease obligations. In February 2021, we paid in full the $45.0 million ERP loan issued pursuant to the CARES Act and also repaid the $235.0 million outstanding balance drawn on our revolving credit facility. In January 2022, we made the final scheduled principal payment of $45.1 million for its Class B EETC-13 debt obligation and in June 2022, we paid $71.6 million to extinguish our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional discussion.

Future Debt Obligations. As of September 30, 2022, scheduled maturities of our debt remaining in 2022 and 2023 were $5.5 million and $46.5 million, respectively, with scheduled maturities from 2024 through 2026 of $44.4 million, $56.5 million, and $1.3 billion, respectively. As of September 30, 2022, scheduled maturities after 2026 aggregate to $159.3 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2022, these interest obligations total $17.9 million remaining in 2022, $79.1 million in 2023, $78.4 million in 2024, $77.4 million in 2025, $22.6 million in 2026, and $10.3 million thereafter.

Finance Lease Obligations. As of September 30, 2022, we had $106.4 million of finance lease obligations, which range between approximately $11.3 million to $29.5 million on an annual basis between 2023 to 2026. We have approximately $6.5 million in finance lease obligations during the fourth quarter of 2022.

Return to Shareholders. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were restricted from making any stock repurchases or dividend payments through September 30, 2022. Accordingly, we did not repurchase stock or make dividend payments during the three and nine months ended September 30, 2022. Pursuant to the Inflation Reduction Act passed by Congress in August 2022, future stock repurchases will be subject to excise tax.

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

Undrawn Lines of Credit. As of September 30, 2022, our revolving line of credit remained undrawn and available under our $235.0 million revolving credit facility. In August 2022, we renewed the revolving credit facility for an additional three years, maturing in December 2025.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2022 and December 31, 2021, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of September 30, 2022.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•CBA related expense. In January 2022, we reached a tentative agreement with our IAM-M and IAM-C employees. In February 2022, employees represented by the IAM-M and IAM-C ratified a new CBA, which included a one-time signing bonus of $2.1 million, which was recorded in wages and benefits during the first quarter of 2022. During the second quarter of 2022, we and the IAM completed a separation program under the CBA and recognized a $2.6 million one-time expense, which was recorded in wages and benefits.

•Special items. In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party carrier. The termination did not meet the requirements of discontinued operations under ASC 205. However, the asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets and we recorded a write-down of the ATR assets of $6.4 million. Additionally, we recorded an early termination charge associated with our CPA of approximately $2.6 million. During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, which resulted in the recognition of a $6.3 million impairment charge recorded as a Special item in the consolidated statements of operations.

•Government grant recognition. We recognized $78.3 million and $320.6 million in contra-expense during the three and nine months ended September 30, 2021 related to grant proceeds received from the federal Payroll Support Programs. The grant proceeds were recognized in proportion to estimated eligible wages and benefits over the period to which the Payroll Support Programs relate.
•Loss (gain) on sale of aircraft. During the second quarter of 2022, we sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations.
•Changes in fair value of fuel derivative contracts. Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts.

•Loss on extinguishment of debt. During the second quarter of 2022, we recognized an $8.6 million loss on the extinguishment of our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.
•Unrealized (gains) losses on foreign debt. Unrealized (gains) losses on foreign debt is based on the fluctuation in exchange rates and the measurement of foreign-denominated debt to our functional currency.
•Unrealized (gains) losses on non-designated fx positions. Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts.
•Unrealized loss on equity securities. Unrealized loss on equity securities is driven by changes in market prices and currency fluctuations, which is recorded in Other nonoperating expense in the consolidated statements of operations.
We believe that adjusting for the impact of the recognition of grant proceeds, the loss recognized on the extinguishment of debt, changes in fair value of fuel and foreign currency derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, one-time costs associated with CBA agreements, gains/losses on the sale of aircraft, special items, and the unrealized loss (gain) on equity securities helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Income (Loss), as reported	$(9,269)	$(0.18)	$14,669	$0.28	$(189,921)	$(3.70)	$(52,199)	$(1.03)
Adjusted for:
CBA related expense	—	—	—	—	4,678	0.09	—	—
Special items	6,303	0.12	—	—	6,303	0.12	8,983	0.18
Government grant recognition	—	—	(78,256)	(1.51)	—	—	(320,645)	(6.33)
Loss (gain) on sale of aircraft	—	—	—	—	(2,578)	(0.05)	—	—
Changes in fair value of fuel derivative contracts	1,063	0.02	—	—	1,063	0.02	(382)	(0.01)
Loss on extinguishment of debt	—	—	—	—	8,568	0.17	3,994	0.08
Unrealized (gains) losses on foreign debt	(9,734)	(0.19)	(1,945)	(0.04)	(41,697)	(0.81)	(20,896)	(0.41)
Unrealized (gains) losses on non-designated fx positions	—	—	—	—	—	—	(1,352)	(0.03)
Unrealized loss on equity securities	3,445	0.07	—	—	22,839	0.44	—	—
Tax effect of adjustments	497	0.01	16,842	0.32	4,969	0.10	69,363	1.37
Adjusted net loss	$(7,695)	$(0.15)	$(48,690)	$(0.95)	$(185,776)	$(3.62)	$(313,134)	$(6.18)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$744,526		$465,381		$2,087,499		$1,113,068
Adjusted for:
CBA related expense	—		—		(4,678)		—
Special items	(6,303)		—		(6,303)		(8,983)
Government grant recognition	—		78,256		—		320,645
Gain on sale of aircraft	—		—		2,578		—
Operating expenses excluding non-recurring items	$738,223		$543,637		$2,079,096		$1,424,730
Aircraft fuel, including taxes and delivery	(225,999)		(108,785)		(603,873)		(240,361)
Operating expenses excluding aircraft fuel and non-recurring items	$512,224		$434,852		$1,475,223		$1,184,369
Available Seat Miles	4,964,785		4,229,461		13,744,129		10,298,035
CASM - GAAP	15.00	¢	11.00	¢	15.19	¢	10.81	¢
Adjusted for:
CBA related expense	—		—		(0.03)		—
Special items	(0.13)		—		(0.05)		(0.09)
Government grant recognition	—		1.85		—		3.11
Gain on sale of aircraft	—		—		0.02		—
Aircraft fuel, including taxes and delivery	(4.55)		(2.57)		(4.40)		(2.33)
CASM excluding aircraft fuel and non-recurring items	10.32	¢	10.28	¢	10.73	¢	11.50	¢

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net Income (Loss)	$(9,269)	$14,669	$(189,921)	$(52,199)
Income tax expense (benefit)	(1,510)	4,500	(41,010)	(13,750)
Depreciation and amortization	34,347	33,899	102,435	104,368
Interest expense and amortization of debt discounts and issuance costs	23,206	29,897	72,760	83,905
EBITDA, as reported	46,774	82,965	(55,736)	122,324
Adjusted for:
Government grant recognition	—	(78,256)	—	(320,645)
Loss on extinguishment of debt	—	—	8,568	3,994
Changes in fair value of fuel derivative instruments	1,063	—	1,063	(382)
CBA related expense	—	—	4,678	—
Unrealized (gains) losses on foreign debt	(9,734)	(1,945)	(41,697)	(20,896)
Unrealized (gains) losses on non-designated foreign exchange positions	—	—	—	(1,352)
Gain on sale of aircraft	—	—	(2,578)	—
Special items	6,303	—	6,303	8,983
Unrealized loss on equity securities	3,445	—	22,839	—
Adjusted EBITDA	$47,851	$2,764	$(56,560)	$(207,974)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2022, as further described below.

Previously Disclosed Material Weakness

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, our management, with the participation of our CEO and CFO, identified a material weakness in our internal control over financial reporting, related to the accounting for unrealized gains and losses on equity securities in that our controls were not designed to effectively evaluate the accounting treatment for changes in value of certain securities in our investments portfolio.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management arrived at such conclusion as a result of the restatement of our previously issued financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, during the three and nine months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan to Remediate the Material Weakness

Management concluded that our internal control over financial reporting was not effective as of September 30, 2022 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. We are committed and are taking steps necessary to remediate the control deficiency that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiency that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of accounting for non-routine transactions. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

Business Risks
•any material adverse impacts of the ongoing global COVID-19 pandemic on our operations and financial performance
•future obligations and related impacts of such obligations with respect to our agreements with Amazon

Economic Risks
•global economic and market volatility
•our dependence on tourism to, from, and amongst the Hawaiian Islands
•our dependence on the price and availability of fuel
•our exposure to foreign currency exchange rate fluctuations

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
•concentration of cargo business with Amazon
•our ability to realize the full benefits of our agreements with Amazon

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

Common Stock Risks
•fluctuations in our share price
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our federal PSP agreements
•future earnings and earnings per share impacts from fluctuations in the value of the Amazon warrants
•dilution of existing stockholders and market price impacts related to the exercise of our outstanding warrants
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•provisions of our certificate of incorporation and bylaws and our agreements with Amazon may delay or prevent a change of control

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

BUSINESS RISKS

The global COVID-19 pandemic has had and may continue to have a material adverse impact on our operations and financial performance. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business operations, liquidity, financial performance, results of operations, financial position or the achievement of our strategic objectives.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic. While we have experienced increases in demand for travel to and within the state of Hawai'i as COVID-19 infection rates and incidences of severe illness have declined, we cannot predict future developments related to the COVID-19 pandemic and responses thereto, including the emergence of new variants of the virus, vaccine mandates or recommendations related to travel to and within the state of Hawai'i. As such, the economic consequences of future developments are uncertain, may be rapidly changing and are difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on and requirements related to travel, transport and our workforce).

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended September 30, 2022, our passenger revenue was $663.1 million, down $31.2 million, or 4.5% from the same period in 2019.

•Operations- and customer-related risks: Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Although several operational challenges have lessened as governments have lifted or modified travel restrictions, vaccination rates have increased, and demand for air travel has recovered meaningfully on certain routes, we are unable to predict future events that may constrain the recovery of or demand for air travel as a result of the ongoing COVID-19 pandemic. Demand for travel has fluctuated based on current levels of COVID-19 or other infection, and may continue to do so. We expect levels of passenger traffic and revenue, as compared to pre-COVID-19 pandemic levels, to improve but remain depressed, particularly with respect to international markets due to delays in resumption of international travel. Additionally, we expect to incur additional costs if we continue to increase the number of flights offered as passenger traffic to the Hawaiian Islands increases, which we will incur before the anticipated additional revenue is earned. Our workforce has been and may continue to be significantly impacted by constrained labor markets, staffing shortages, and the continued spread and health impacts of the COVID-19 pandemic, which could have a negative impact on our operations. We have implemented enhanced measures to protect the health and safety of our passengers and employees and may be required or determine to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. While we carry employment practices liability insurance, we have become subject to claims related to reasonable accommodation requests, which have resulted and may continue to result in litigation. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted or reinstated that increases our costs, our ongoing compliance burdens, and our exposure to claims of non-compliance.

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

Our agreement with Amazon increases the role of cargo in our business model, which may have negative impacts on our operating results and financial condition.

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 14.1%, 21.3%, and 8.3% of total revenue during the years ending December 31, 2021, 2020 and 2019, respectively. During the three and nine months ended September 30, 2022, other revenue accounted for 10.5% and 11.8%, respectively, of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrants due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including the current economic downturn.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any reinstatement of COVID-19 related travel restrictions or recommendations, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 7 to our financial statements.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i stopped imposing quarantine, testing and vaccination requirements at the end of the first quarter of 2022, but foreign governments restrictions remain in effect for international travelers. We have an will continue to incur costs as we further increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we incur before the anticipated additional revenue is earned.

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. While we have seen some increased tourism activity in the state of Hawai'i since the start of the COVID-19 pandemic, we cannot predict if and when tourism levels will be sustained at levels seen prior to the COVID-19 pandemic. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally and in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic or economic downturn on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the ongoing effect of the COVID-19 pandemic on tourism.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. The cost of jet fuel remains high and the availability of jet fuel remains volatile. The cost and availability of jet fuel are subject to political, economic, and market factors that are generally outside of our control, including those related to the conflict between Russia and Ukraine. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, government taxes and regulations that increase the price or reduce the availability of jet fuel, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of September 30, 2022, we have Japanese Yen denominated debt totaling $154.0 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information regarding our exposure to foreign currency exchange rates.

LIQUIDITY RISKS

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Boeing to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions, particularly in light of the U.S. Federal Reserve System (Federal Reserve) raising interest rates, may adversely affect the availability of financing or may result in unfavorable terms and conditions.

Our current unencumbered aircraft can be financed to increase our liquidity, but such financings may be subject to unfavorable terms. In light of current market conditions, any such financings are likely to reflect loan-to-value ratios and interest rates and other terms and conditions less favorable than our recent aircraft financings.

Additionally, there can be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our business or other factors, as demonstrated by our credit rating downgrades in 2020. Future downgrades could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

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

As of September 30, 2022, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other purposes;
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

We have entered into agreements with the Treasury pursuant to the CARES Act, the CAA 2021 and the ARP 2021 that continue to have certain operating and other restrictions.

As a condition of receiving grants and loans under the PSP3 Agreement, we agreed to several restrictive requirements. Currently, we must limit executive compensation through April 2023, which may restrict our ability to incentivize our executives, which may negatively affect our business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2022, there were no holdbacks held by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at aggressive prices has and could continue to negatively impact our operating results, including as demand for air travel rebuilds. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Moreover, competitors or potential competitors may merge or enter alliances that increase their financial resources and other strategic advantages. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

Additional capacity to or within Hawai'i, whether from network carriers or low-cost carriers, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of the sustained industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and may contribute to a recession.

This year, inflation has increased throughout the U.S. economy to levels not seen in decades. Inflation can adversely affect us by increasing the costs of labor, fuel, and other costs as well as by reducing demand for air travel. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

In response to inflation, the Federal Reserve has increased interest rates in an effort to reduce inflationary pressures. The Federal Reserve's actions increase the risk of a recession in which demand for air travel is reduced, which could adversely affect our financial condition and results of operations.

Interest rate increases may adversely affect the fair value of our investments

The Federal Reserve's interest rate increases have reduced and could continue to reduce, the fair value of our investments. Reductions in the fair value of our investments could have a negative impact on our earnings and liquidity.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.

During the three months ended September 30, 2022, approximately 87.2% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

During the three months ended September 30, 2022, approximately 72.1% and 15.1% of our passenger revenue was generated from our North America and Neighbor Island routes, respectively. Prior to, and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended September 30, 2022, approximately 12.8% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020. Moreover, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA when it becomes effective in most material respects on January 1, 2023. Other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar legislation. The GDPR and CCPA, and new and evolving laws such as the CPRA, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

A number of our commercial partners, including payment card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other actual and asserted obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other obligations or pay practices.

Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other actual or asserted privacy-, data protection-, or information security-related obligations to customers or other third parties, or any actual or perceived compromise of security resulting in the unauthorized disclosure, transfer, loss, unavailability, use, or other processing of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate or are alleged to violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers’ or others’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.

We will continue our efforts to comply with new and increasing privacy, data protection, and information security obligations; however, it is possible that such obligations may require us to expend additional resources, and may be difficult or impossible for us to meet. Any actual or alleged failure to comply with applicable U.S. or foreign privacy, data protection, or data security laws or regulations, any privacy or security standards imposed by our commercial partners, or any other actual or asserted obligations relating to privacy, data protection, or information security, may result in claims, regulatory investigations and proceedings, private litigation and proceedings, and other liability, all of which may adversely affect our reputation, business, results of operations and financial condition.

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

The failure of any of our third-party service providers to adequately perform their service obligations, or other interruptions of services are likely to reduce our revenues, increase expenses, and/or prevent us from operating our flights and providing other services to our customers. Additionally, our business and financial performance would be materially harmed if our customers believe that our services are unreliable or unsatisfactory.

LABOR RELATIONS AND RELATED COSTS RISKS

We are dependent on satisfactory labor relations.
Labor costs are a significant component of airline expenses and can substantially impact an airline’s results of operations. A significant portion of our workforce is represented by labor unions. We have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees’ labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in February 2022, representatives of our IAM-M and IAM-C employees ratified an amended CBA, which included scheduled pay table increases, a signing bonus, improved health benefits and cost sharing, as well as a Health Retirement Account for retirees. We may make strategic and operational decisions that may require the consent of one or more of these labor unions, and these labor unions could demand additional wages, benefits or other consideration in return for their consent.

In addition, on June 30, 2022, the U.S. Supreme Court denied review of the Ninth Circuit’s ruling in Bernstein v. Virgin America, Inc., which held that federal law did not preempt the California state meal-and-rest-break regulations for covered flight attendants. The Bernstein decision may make our compliance with labor law more complex because of uncertainty about the applicable standard when federal, state and local labor, and other laws, conflict. Application of state and local laws to our operations may conflict with federal laws, or with the laws of other states and local governments, and may subject us to additional requirements and restrictions, which might affect our relationship with our workforce and cause our expenses to increase. Application of conflicting laws may result in operational disruption or have negative effects on our collective bargaining agreements, and any failure or perceived failure by us to comply with federal, state or local labor laws may lead to litigation.

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

Our cargo business will be concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of our commercial agreement with Amazon, could have a significant impact on our business, operations, financial condition and brand.

We expect that a significant portion of our cargo revenue will consist of air cargo transportation services provided to Amazon under the ATSA. The ATSA does not require a minimum amount of volume or revenue and Amazon is permitted to decrease volume at any time. Our cargo business would not achieve its expected financial benefits if Amazon’s use of our cargo services does not reach forecasted levels for any reason, including due to general economic conditions or preferences of Amazon and its customers. Such a shortcoming could significantly impact our business and results of operations.

In addition, the profitability of the ATSA is dependent on our ability to manage and accurately predict costs. Our projections of operating costs, crew productivity and maintenance expenses contain assumptions, including as to flight hours, aircraft reliability, crewmember productivity, compensation and benefits expense, and maintenance costs. If actual costs are higher than projected or aircraft reliability is less than expected, or aircraft become damaged and are out of revenue service for repair, the profitability of the ATSA and future operating results may be negatively impacted. We also rely on flight crews that are unionized. If collective bargaining agreements increase our costs and we cannot recover such increases, our operating results would be negatively impacted.

Performance under the ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots and other personnel necessary to support our services; interruptions in the operations under the ATSA as a result of unexpected or unforeseen events, whether as a result of factors within our control or outside of our control; and the level of operations and results of operations, including margins, under the ATSA being less than our current expectations and projections. The ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds, as well as providing for monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, we could be found in default if we do not maintain certain minimum reliability thresholds over an extended period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide and pursue rights and remedies available to it at law or in equity. The ATSA is also subject to two extension options, which Amazon may choose not to exercise. To the extent that our volume of flying for Amazon is less than we anticipate or costs associated with our cargo business are higher than we forecast, or if the ATSA is terminated for any reason, our business, results of operations and financial condition could be significantly and adversely affected.

Our agreements with Amazon confer certain termination rights which, if exercised or triggered, may result in our inability to realize the full benefits of the agreements.

Our agreements with Amazon give Amazon the option to terminate in certain circumstances and upon the occurrence of certain events of default, including a change of control of Hawaiian or our failure to meet certain performance requirements. In particular, Amazon will have the right to terminate the agreement without cause after March 31, 2027, upon providing us prior written notice of termination and paying an early termination fee.

Upon termination, Amazon will generally, subject to certain exceptions, retain the warrants that have vested prior to the time of termination and, depending on the circumstances giving rise to the termination, may have the right to accelerated vesting of the remaining warrants upon a change of control of our company. Upon termination, Amazon or we may also have the right to receive a termination fee from the other party depending on the circumstances giving rise to the right of termination.

If Amazon exercises any of these termination rights, it could have an adverse effect on our business, results of operations and financial condition.

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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen significant declines in demand for air travel in 2020, 2021 and 2022 to-date as compared to the years before the COVID-19 pandemic. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

Our cargo operations are also subject to seasonal volatility. Global trade flows are typically seasonal in nature, with peak activity during the retail holiday season. Demand for air cargo capacity is historically low following the seasonal holiday peak in the fourth quarter of the previous year. While we expect our revenues to fluctuate seasonally, a significant proportion of the costs associated with our cargo business, such as crew salaries and benefits, facilities and overhead costs, cannot easily be reduced to match the seasonal drop in demand.

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

Terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, hostilities or acts of war, could adversely affect the airline industry, including us, and could result in a significant decrease in demand for air travel, increased security costs, increased insurance costs covering war-related risks, and increased flight operational loss due to cancellations and delays. Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse effect on our business, financial condition and results of operations, and on the airline industry in general.

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

In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, U.S. Customs and Border Protection (CBP) and the Transportation Security Administration (TSA)). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may continue to do so in the future. In addition to passenger security requirements, the TSA has adopted comprehensive regulations governing air cargo transportation, covering things like cargo screening and security clearances for people with access to cargo. Additional measures have been proposed, which, if adopted, may have an adverse impact on our ability to efficiently process cargo and could increase our costs.

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

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current Presidential administration launched the Sustainable Aviation Fuel Grand Challenger to scale up the production of sustainable aviation fuel, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the U.S. Environmental Protection Agency announced on November 15, 2021, that it would press for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We could also experience significant operational disruption and increased costs as a result of increases in the frequency, severity and duration of severe weather events caused by climate change. Such severe weather events may increase the incidence of delays and cancellations, increase turbulence-related injuries, impact fuel consumption to avoid weather, require repositioning of aircraft to avoid damage or accommodate changed flights, or reduce demand for travel. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the Treasury and state and local tax authorities. Changes in U.S. tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. For example, the U.S. has recently enacted the Inflation Reduction Act, which, among other changes, implements a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income of certain companies. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially adversely impacting our business, financial position and results of operations.

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

Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. If our financial results continue to be adversely impacted by the COVID-19 pandemic, there can be no assurance that an increase in the valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, due to the ongoing impacts of the COVID-19 pandemic and other economic factors, the NOLs may expire before we can generate sufficient taxable income to use them.

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

Our financial results have been and may continue to be adversely affected by factors outside our control, including, but not limited to, flight cancellations, significant delays in operations, and facility disruptions, such as those caused by the COVID-19 pandemic. Our principal base of operations is in Hawai'i and a significant interruption or disruption in service has had and may continue to have a serious impact on our business and results of operations. In addition to international health crises, such as the COVID-19 pandemic, natural disasters, such as hurricanes, earthquakes and tsunamis, have in the past and may again impact the demand for transportation in the markets in which we operate.

FLEET AND FLEET-RELATED RISKS
We are dependent on our limited number of suppliers for aircraft, aircraft engines and parts.

We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, Pratt & Whitney) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic, and have experienced delivery delays from certain suppliers. We do not yet know the full impact of operational disruptions of our suppliers and believe that such disruptions could result in reputational harm, increased parts and maintenance costs, and adverse effects on our financial position and results of operations.

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of September 30, 2022, we had the following firm order commitments and purchase rights for additional aircraft:

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

As of September 30, 2022, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We continue to assess our indefinite-lived intangible assets under a qualitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.

Given the ongoing impact of the COVID-19 pandemic, we continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of September 30, 2022, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

In recent years the stock market has experienced volatile price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, have affected and may continue to affect the price of our common stock.

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

We do not expect to repurchase our common stock pursuant to our share repurchase program or pay dividends on our common stock for the foreseeable future.

Under the terms of our PSP3 Agreement, we were required to suspend payment of dividends and refrain from engaging in stock repurchases through September 30, 2022. We do not currently anticipate any future repurchases and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even though the PSP restrictions are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

Our future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the Amazon warrants.

The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact our reported earnings measures from time to time. See Note 12 in the accompanying consolidated financial statements of this report for further information about the warrants issued to Amazon.

If Amazon or the Treasury exercise their rights to acquire shares of our common stock pursuant to the outstanding warrants held by them, such exercise will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

If Amazon or the Treasury exercise their rights to acquire shares of our common stock pursuant to their warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, any sales in the public market of any common stock issuable upon the exercise of the warrants by Amazon or the Treasury, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock. Moreover, the warrants include anti-dilution adjustments for certain issuances of common stock or convertible securities by us. If such anti-dilution adjustments are made, Amazon would receive more shares for the exercise of its warrants than before the anti-dilution adjustment, increasing their dilutive impact.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of September 30, 2022, we believe we were in compliance with the foreign ownership rules.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers, stockholders or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.

Certain provisions of our certificate of incorporation and bylaws, and our issuance of warrants to Amazon, may delay or prevent a change of control, which could materially adversely affect the price of our common stock.

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

In addition, some terms of the agreements between us and Amazon may discourage attempts to acquire our company. Amazon is entitled to notice of certain transactions, including transactions that might result in a change of control of Hawaiian, ten days before we enter into a definitive agreement related to such transactions, subject to certain exceptions. Also, the vesting of the warrants issued by us to Amazon will generally, subject to certain exceptions, be accelerated upon a change of control of Company.

If Amazon exercises its right to acquire additional shares of our common stock pursuant to its warrants, Amazon may become a significant stockholder.

The warrants issued by us to Amazon grant Amazon the right to purchase, in the aggregate, up to 15%, as of the date of the agreements, of our common stock on a post-issuance basis. If the warrants issued to Amazon, including pursuant to any anti-dilutive adjustments, are exercised, Amazon may become a significant stockholder of our company.

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

As of September 30, 2022, the outstanding principal balance of our EETC issuance was $184.6 million. Offerings of structured finance securities, such as the EETC Offering may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the Certificates will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of September 30, 2022, Hawaiian had $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $106.4 million and operating lease obligations of $442.6 million). We incurred $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

On October 21, 2022, the Audit and Finance Committee of our Board of Directors concluded, after discussion with our management, that our consolidated unaudited financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, the Non-Reliance Periods) included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, (1) should no longer be relied upon due to an error in accounting for net unrealized losses from equity securities, as further described below, and (2) would require restatement. As a result of this restatement, our management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2022 and June 30, 2022. Management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 and June 30, 2022, and its internal control over financial reporting was not effective as of March 31, 2022 and June 30, 2022 due to a material weakness. Specifically, there was a lack of effectively designed control activity over the accounting for unrealized gains and losses on equity securities.

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

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for unrealized gains and losses on equity securities, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the nine months ended September 30, 2022.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to Form 8-K, File No. 001-31443, filed by Hawaiian Holdings, Inc on August 5, 2022 and incorporated herein by reference).

10.1
Amended and Restated Credit and Guaranty Agreement, dated as of August 17, 2022, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A.

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