Form 10-K
period 2022-12-31
HAWAIIAN HOLDINGS INC
filed 2023-02-15
CIK 1172222

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $735.3 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.

    As of February 3, 2023, 51,451,449 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

Table of Contents,

Table of Contents,
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; implementation of programs and enhancements in light of COVID-19; the demand for air travel in the markets in which we operate; anticipated levels of demand and bookings; additional route service; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of reduced demand from any one type of customer; the impact of the COVID-19 pandemic on our suppliers; the effect of the economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; our ability to continue to generate sufficient cash to operate; whether or when we may engage in stock repurchases or dividends; changes in our future capital needs; estimations related to our liquidity requirements; future obligations under CARES Act, CAA 2021 and ARP 2021 programs; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the first quarter and full year of 2023; the timing, scope and costs of our operations pursuant to the Air Transportation Services Agreement; expectations of the benefits and drawbacks related to exclusivity arrangements with loyalty, co-brand and other partners; expected salary and related costs; expected passenger servicing costs; expected commissions and other selling expenses; expected purchased services and other expenses; estimates for daily cash burn; our expected fleet as of December 31, 2023; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; continued investments towards achieving our environmental goals; the estimated timing for certain asset dispositions; estimated financial charges; expected delivery or deferment of new aircraft and engines; the funding of our aircraft orders; the impact of accounting standards on our financial statements; our ability to successfully assert legal defenses in litigation and the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the effect of fleet changes on our business, operations and cost structure; estimates of fair value measurements; estimates of required funding of and contributions to our defined benefit pension, other post-retirement plans and disability plans; the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; the impact of new or revised noise abatement procedures at the airports we serve; airport rent rates and landing fees; estimates related to our frequent flyer program; our credit card holdback; our debt or lease obligations and financing arrangements; risk management, credit risks, and air traffic liability; future U.S. and global economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "would," "will," "might," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the COVID-19 pandemic on our business operations and financial condition; the duration of government-mandated and other restrictions on travel, and the full effects that such restrictions to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; the role of cargo in our business model; the concentration of our cargo business with Amazon; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the cost and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; the impact of inflation on the economy, our financial condition and results of operations; the impact of interest rate increases; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and

Table of Contents,
maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; the impact of outstanding warrants on our financial results and the market price of our common stock; our financial liquidity; and the effectiveness of our internal control over financial reporting. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

Table of Contents,
PART I
ITEM 1.    BUSINESS.
Overview
Hawaiian Holdings, Inc. (Holdings) is a holding company incorporated in the State of Delaware. Holdings' primary asset is sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai'i and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and Holdings' direct wholly-owned subsidiary concurrent with Hawaiian's reorganization and reacquisition by Holdings in June 2005. References to "the Company", "we", "us" or "our" in this Annual Report on Form 10-K include both Holdings and Hawaiian unless the context requires otherwise.
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes, and together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the state of Hawai'i, and the 11th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2022, the latest data available.
At December 31, 2022, our fleet consisted of 19 Boeing 717-200 aircraft for the Neighbor Island routes and 24 Airbus A330-200 aircraft and 18 Airbus A321neo aircraft utilized primarily on our North America and International routes. Additionally, we own two ATR42 and one ATR72 aircraft, which were previously utilized in our "'Ohana by Hawaiian" operations that we terminated during 2021. Following termination of operations, we committed to a plan of sale and reclassified the ATR aircraft and related asset group as assets held for sale on the Consolidated Balance Sheets. We expect to complete our disposition of the asset group in the first half of 2023. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion.
We will also expand our cargo business. On October 20, 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Services under the ATSA are anticipated to begin in the fourth quarter of 2023.
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

Table of Contents,
Impacts of the COVID-19 pandemic
The ongoing COVID-19 pandemic continues to impact passenger travel demand, with total revenue down approximately 7% during 2022 as compared to 2019. The recovery in our domestic network has been robust with passenger revenue up 8% during 2022, as compared to the same period in 2019, while international revenue continues to lag the recovery in domestic travel, with revenue down 61% during 2022, as compared to the same period in 2019.

During 2022, our domestic network accounted for approximately 89% of total passenger revenue. We continue to monitor developments relating to the easing of restrictions on international travel by international governments, including by the government of Japan, as Japan represented a large percentage of our pre-pandemic international revenue. In late September 2022, Japan announced that passenger arrival caps would be lifted in October 2022. However, requirements remain in effect for travelers to show proof of COVID-19 vaccination or a pre-travel negative PCR test result. In October 2022, the Republic of Korea announced that it was eliminating all remaining COVID-related restrictions for all arriving guests, effective immediately, with post-arrival tests and proof of vaccination no longer required.

Flight Operations

Our flight operations are based in Honolulu, Hawai'i. As of December 31, 2022, we operated 216 scheduled flights with:
•Daily service on our North America routes between the state of Hawai'i and Long Beach, Los Angeles, Oakland, Ontario, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Portland, Oregon; Seattle, Washington; Phoenix, Arizona; New York City, New York; Austin, Texas; and Boston, Massachusetts.
•Daily service on our Neighbor Island routes among the four major islands of the state of Hawai'i.
•Scheduled service on our International routes between the state of Hawai'i and Tokyo (Haneda), Japan, Tokyo (Narita), Japan, and Osaka, Japan; Sydney, Australia; Auckland, New Zealand; Pago Pago, American Samoa; Papeete, Tahiti; and Seoul, South Korea.
•In addition, we operate various ad hoc charters.
As of December 31, 2022, the following international destinations remain suspended and have not resumed service:
•Service between the state of Hawai'i and Sapporo, Japan and Fukuoka, Japan.

In January 2022, we announced the indefinite suspension of our service to Brisbane, Australia. However, we continue to operate our five-times-weekly service to Sydney, Australia and maintain our code-share partnership with Virgin Australia.

In November 2022, we announced new weekly service between Honolulu, Hawai'i and Rarotonga, the Cook Islands, which will commence in May 2023.
Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2022	239,231	$817,077	$3.42	28.7%
2021	179,494	$363,003	$2.02	21.6%
2020	106,225	$161,363	$1.52	10.8%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments. In 2020, we suspended our fuel derivative program as a result of the COVID-19 pandemic. We recommenced the program during 2022.
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

Table of Contents,
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
Our website is available in English, Japanese, Korean and Chinese, and offers our customers information on our flight schedules and status, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, and the ability to purchase hotel, car and vacation packages. We also distribute our fares through online travel agencies.
Frequent Flyer Program
The HawaiianMiles frequent flyer program was founded in 1983, and has continued to grow over the years, with approximately 11.7 million total members as of December 31, 2022. Approximately 63% of frequent flyer program members reside in the U.S. mainland, approximately 23% reside in Hawai'i, and the remainder reside within our international markets.
The HawaiianMiles program awards miles based on customer flight miles, providing more generous earning potential on competitive longer haul routes between the U.S. mainland and international cities and Hawai'i. Our members generate approximately 40% of all passenger revenue. Our Pualani Gold and Platinum status levels recognize our top fliers with additional benefits such as priority airport experiences, Premier Club access, seat upgrades and enhanced baggage allowances. Our Platinum members both fly more frequently and generate a revenue premium of approximately 39% as compared to non-members on our North American and International routes.
With a large Hawai'i-based route network, our program has developed an extensive network of partnerships with leading national and local companies that allow members to earn miles beyond their flight activity. Partnerships in key spend categories such as grocery, retail, dining, banking and home improvement provide opportunities for member engagement and third-party revenues.
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
The number of free travel awards used for travel on Hawaiian was approximately 738,000 in 2022. The number of free travel awards as a percentage of total revenue passengers was approximately 7% and 8% in 2022 and 2021, respectively. We believe displacement of revenue passengers by passengers using free travel awards is reduced by our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Enhancing our loyalty offering, for HawaiianMiles members who do not reach Pualani elite status, we offer our Premier Club subscription program. Launched over 30 years ago, our subscription service allows members to enjoy free baggage, access to airport clubs, priority check-in and other value adds. With an annual rate currently between $199 to $299, Hawaiian is able to generate ancillary revenues while helping to keep future customer purchases on Hawaiian flights.
In April 2021, the Company announced the termination of its HawaiianMiles expiration policy, effective April 1, 2021. Prior to April 1, 2021, accounts with no activity (miles earned or redeemed) for 18 months automatically expired. Since April 1, 2021, HawaiianMiles accounts do not expire.
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

Table of Contents,
Our marketing alliances with other airlines as of December 31, 2022 were as follows:

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
Competition
The airline industry is highly competitive. We believe that the principal competitive factors in the airline industry are:
•Fares;
•Flight frequency and schedule;
•Customer service;
•On-time performance and reliability;
•Name recognition;
•Marketing affiliations;
•Frequent flyer benefits;
•Aircraft type;
•Change fee waivers;
•Safety record; and
•In-flight services.
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines (AS), American Airlines (AA), United Airlines (UA), Delta Airlines (DL), and Southwest Airlines (WN). Various charter companies also provide non-scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of interisland carriers, which include Mokulele Airlines, Southwest Airlines, and a number of other "air taxi" companies.
International—We are the only provider of direct service between Honolulu, Hawai'i and each of Sapporo, Japan; Fukuoka (currently suspended), Japan; Pago Pago, American Samoa; and Papeete, Tahiti. We will begin service between Honolulu, Hawai'i and Rarotonga, the Cook Islands in May 2023 and will be the only airline to offer non-stop flights between the U.S. and the Cook Islands. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.
Employees and Human Capital Management

Our workforce is a key driver to our success.

Table of Contents,
As of December 31, 2022, we had 7,108 active employees, of whom approximately 81.3% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	1,012	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	2,231	April 2, 2025
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	824	February 15, 2027
Clerical	International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C)	1,655	February 15, 2027
Flight dispatch personnel	Transport Workers Union (TWU)	59	April 21, 2027
* Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926 (the Railway Labor Act). Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.

In February 2022, our IAM-M and IAM-C employees ratified a new collective bargaining agreement (CBA), which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter, we recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan.

In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU), ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA is not material to our financial statements.

On July 1, 2022, our collective bargaining agreement with representatives of our ALPA employees became amendable. In February 2023, the Flight deck crew members ratified a new four year CBA, which includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

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

We also understand that our commitment to our workforce extends to the communities of which both we and they are a part. We have several internship programs in which we train and recruit local candidates who are interested in pursuing a career with us. For those interested in working as an aviation mechanic, we partner with Honolulu Community College and the International Association of Machinists and Aerospace Workers union. For those interested in working in information technology or another of our corporate workgroups, we offer paid summer internships at our Honolulu headquarters and Phoenix, Arizona office.

Diversity and Inclusion

Our diversity efforts include participation in career events and conferences for veterans, people with disabilities, women, and underrepresented groups. In 2022, we were proud to lead the U.S. industry with the highest percentage of women pilots at more than 9.5%; well above the 2021 global average of 5.8%. We implemented and maintain an affirmative action program that employs evidence-based processes to inform our effort to minimize gender, ethnic/racial, and other bias in hiring and promotional practices. We are committed to creating an inclusive environment where our applicants and employees feel comfortable self-identifying their gender, race, and veteran and disability status. More than 80% of our active workforce identify as diverse based on ethnicity and more than 48% based on gender. We have policies that support inclusion of everyone

Table of Contents,
in our workforce, including all sexual orientations and gender identities or expressions, and we provide inclusive benefits for same- and different-sex spouses. We also support the diversity and interests of our workforce through the following employee resource groups: ASCEND (A Support Community for Employees Nurturing Diverse Abilities), LGBTQA, Network for Black Employees and Allies, Sustainability, Wahine (Women) in Aviation and Veterans.

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
Our cargo operations are also subject to seasonal volatility. Global trade flows are typically seasonal in nature, with peak activity during the retail holiday season. Demand for air cargo capacity is historically low following a seasonal holiday peak in the fourth quarter of the previous year.
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

Table of Contents,
Airport Security
The Aviation and Transportation Security Act (Aviation Security Act) mandates that the Transportation Security Administration (TSA) provide screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the Aviation Security Act, substantially all security screeners at airports are federal employees and airline and airport security is overseen and performed by federal employees, including security managers, law enforcement officers, and Federal Air Marshals. The Aviation Security Act also provides for increased security on flight decks of aircraft (and requires Federal Air Marshals to be present on certain flights), improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection and enhanced background checks.
The TSA also has the authority to impose additional fees on air carriers, if necessary, to cover additional federal aviation security costs.
Environmental and Employee Safety and Health
We are subject to various laws and regulations concerning environmental matters and employee safety and health in the U.S. and other countries in which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies are authorized to promulgate regulations that affect our operations. In addition to these federal activities, states are delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which, like some laws in California, are similar to or stricter than federal requirements.
The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization (ICAO). Our aircraft comply with the existing EPA standards, as applicable, by engine design date.
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
Civil Reserve Air Fleet Program
The U.S. Department of Defense (DOD) regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the DOD to call on as many as 12 contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. In August 2021, DOD asked us to activate two aircraft under the CRAF program for Stage 1 activation as defined under the program. The activation was completed in September 2021. As of December 31, 2022, none of our aircraft were mobilized under this program.

Table of Contents,
Other Regulations
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
Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions. U.S. law restricts the ownership of U.S. airlines to corporations where no more than 25% of the voting stock may be held by non-U.S. citizens and the airline must be under the actual control of U.S. citizens. The President and two-thirds of the Board of Directors and other managing officers must also be U.S. citizens. Regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots and authorizations. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be adopted, if any, or how we will be affected by those changes.
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

Table of Contents,
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
•the competitive advantages held by network carriers in the North America market and our reliance on commercial relationships with other airlines to provide access to Domestic and International routes
•the effect of increased capacity provided by our competitors on our North American and Neighbor Island routes
•the effect of competition from domestic and foreign carriers on our International routes

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
•concentration of our cargo business with Amazon
•our ability to realize the full benefits of our agreements with Amazon

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

Table of Contents,
•delays in scheduled aircraft deliveries or other loss of fleet capacity
•any impairment and other related charges related to the value of our long-lived assets

Common Stock Risks
•fluctuations in our share price
•our inability to repurchase our common stock or pay dividends on our common stock under the terms of our federal payroll support program (PSP) agreements
•future earnings and earnings per share impacts from fluctuations in the value of the Amazon warrants
•dilution of existing stockholders and market price impacts related to the exercise of our outstanding warrants
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•provisions of our certificate of incorporation and bylaws and our agreements with Amazon may delay or prevent a change of control
•Amazon may become a significant stockholder
•the publication of research about us by analysts

Securities Offerings Risks
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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic. While we have experienced increases in demand for travel to and within the state of Hawai'i as COVID-19 infection rates and incidences of severe illness have declined, we cannot predict future developments related to the COVID-19 pandemic and responses thereto, including the emergence of new variants of the virus, periods of increased infection rates, vaccine mandates or recommendations related to travel to and within the state of Hawai'i. As such, the economic consequences of future developments of the COVID-19 pandemic are uncertain, may be rapidly changing and are difficult to predict. The pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on and requirements related to travel, transport and our workforce). The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the twelve months ended December 31, 2022, our revenue was about $2.6 billion, up approximately $1.0 billion compared to 2021, but down approximately $191.0 million, or 6.7%, compared to the pre-pandemic period in 2019.

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

Table of Contents,
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

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and have instituted numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. While we ended our vaccine requirement as a condition of employment effective October 1, 2022, we continue to encourage various health and safety measures to protect our guests and our employees from the spread of COVID-19. Despite the removal of the vaccine requirement, we continue to be subject to civil lawsuits and employee grievances that may give rise to legal liability. While we carry employment practices liability insurance, we have become subject to claims related to reasonable accommodation requests, which have resulted and may continue to result in litigation. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted or reinstated that increases our costs, our ongoing compliance burdens, and our exposure to claims of non-compliance.

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 11.6%, 14.1%, and 21.3% of total revenue during the years ending December 31, 2022, 2021 and 2020, respectively. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturns. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any reinstatement of COVID-19 related travel restrictions or recommendations, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 8 of the Notes to Consolidated Financial Statements.

Table of Contents,
Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i stopped imposing quarantine, testing and vaccination requirements at the end of the first quarter of 2022, but certain foreign government restrictions remained in effect for international travelers during 2022. We have and will continue to incur costs as we further increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we incur before the anticipated additional revenue is earned.

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. While we have seen some increased tourism activity in the state of Hawai'i since the start of the COVID-19 pandemic, we cannot predict if and when tourism levels will be sustained at levels seen prior to the COVID-19 pandemic, particularly with respect to international markets. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally and in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic or economic downturn on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the ongoing effect of the COVID-19 pandemic on tourism.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which could negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of December 31, 2022, we have Japanese Yen denominated debt totaling $163.9 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to foreign currency exchange rates.

Table of Contents,
LIQUIDITY RISKS

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Boeing to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions, particularly in light of the U.S. Federal Reserve System (Federal Reserve) raising interest rates and taking extraordinary measures to avoid default, may adversely affect the availability of financing or may result in unfavorable terms and conditions.

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

As of December 31, 2022, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal Payroll Support Program. Our debt and related covenants could:

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

We have entered into agreements with the Treasury pursuant to the CARES Act, the CAA 2021, and the ARP 2021 that have certain operating and other restrictions.

As a condition of receiving grants and loans under the Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), we agreed to several restrictive requirements. Currently, we must limit executive compensation through April 1, 2023, which may restrict our ability to incentivize our executives, which may negatively affect our business operations.

Table of Contents,
We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2022 and 2021, there were no holdbacks held by our credit card processors.

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

In 2022, inflation increased throughout the U.S. economy to levels not seen in decades. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for air travel. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

In response to inflation, the Federal Reserve has increased interest rates in an effort to reduce inflationary pressures. The Federal Reserve's actions increase the risk of a recession in which demand for air travel is reduced, which could adversely affect our financial condition and results of operations.

Interest rate increases may adversely affect the fair value of our investments.

The Federal Reserve's interest rate increases have reduced and could continue to reduce, the fair value of our investments. Reductions in the fair value of our investments could have a negative impact on our earnings and liquidity.

Table of Contents,

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.
During 2022, approximately 89% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2022, approximately 73% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.
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
Our North America and Neighbor Island routes are affected by increased capacity provided by our competitors.
During 2022, approximately 89% of our passenger revenue was generated from our North America and Neighbor Island routes. Prior to, and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2022, approximately 11% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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

Table of Contents,
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
We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020. Moreover, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA and became effective in most material respects on January 1, 2023. Other states, including Virginia, Colorado, Utah and Connecticut, have enacted similar legislation. The GDPR and CCPA, and new and evolving laws such as the CPRA, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.
A number of our commercial partners, including payment card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other actual and asserted obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other obligations or our practices.
Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other actual or asserted privacy-, data protection-, or information security-related obligations to customers, or other third parties, or any actual or perceived compromise of security resulting in the unauthorized disclosure, transfer, loss, unavailability, use, or other processing of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process payment card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate or are alleged to violate applicable laws, applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers' or others' information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have been and

Table of Contents,
may again become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, business e-mail, compromises, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers' information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability or destruction of, our or our customers' information, and may lead to litigation, claims, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may result in unauthorized access or otherwise compromise data stored or processed for us that may give rise to any of the foregoing.

Any such actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach or other incident, address and eliminate vulnerabilities, and to prevent future security breaches or incidents, as well as significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, costs in connection with payment card brand fines, and other liabilities. Certain breaches affecting payment card information or the environment in which such information is processed may also result in a loss of our ability to process payment cards or increased costs associated with doing so. We have incurred and expect to incur ongoing expenditures in an effort to prevent information security breaches and other security incidents.

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
We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, including our transition to the Amadeus Altéa Passenger Service System in April 2023, our business could be adversely impacted. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from system interruptions or system failures.

Table of Contents,
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

Table of Contents,
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
Our customer base is broad and our business activities have significant prominence, particularly in Hawai'i and other destinations we serve. Consequently, negative publicity, including on social media, resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, third-party aircraft components or other events or circumstances affecting our operations could negatively affect the public image of our company and the willingness of customers to purchase services from us, which could affect our financial results.
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

Table of Contents,

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

An exercise by Amazon of any of these termination rights could have an adverse effect on our business, results of operations and financial condition.
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

Table of Contents,
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
Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen significant declines in demand for air travel in 2020, 2021 and 2022 as compared to the years before the COVID-19 pandemic. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

Table of Contents,
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
In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, U.S. Customs and Border Protection (CBP) and the TSA). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may continue to do so in the future. In addition to passenger security requirements, the TSA has adopted comprehensive regulations governing air cargo transportation, covering things like cargo screening and security clearances for people with access to cargo. Additional measures have been proposed, which, if adopted, may have an adverse impact on our ability to efficiently process cargo and could increase our costs.

We are subject to risks associated with climate change, including increased regulation of our CO2 emissions and the potential increased impacts of severe weather events on our operations and infrastructure.

There is increasing global regulatory focus on climate change and emissions of greenhouse gases, including CO2. In particular, ICAO is in the process of adopting rules, including the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), of which the U.S. federal government has opted to participate in the voluntary phases from 2021-2026. As part of the CORSIA program, we are currently monitoring our international emissions for reporting purposes, and such data will be used in calculations to determine subsequent carbon offsetting requirements under the CORSIA program. At this time, we cannot predict the costs of complying with any future obligations under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could increase operating costs in the airline industry and, as a result, adversely affect our operations.

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current Presidential administration launched the Sustainable Aviation Fuel Grand Challenger to scale up the production of sustainable aviation fuel, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the EPA pressed for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

Table of Contents,
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
The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws and regulations to which we are subject, both domestically and internationally. Compliance with the laws and regulations of foreign jurisdictions and the restrictions on operations that these laws, regulations or other government actions may impose could significantly increase the cost of airline operations or reduce revenue. For example, various jurisdictions have imposed or are currently imposing restrictions that impede or restrict travel in response to the COVID-19 pandemic, and certain of our destinations in Asia have been revising their privacy and consumer laws and regulations. Limitations placed on our business as a result of these or other laws and regulations or failure to comply with evolving laws or regulations could result in significant penalties, criminal charges, costs to defend ourselves in a foreign jurisdiction, restrictions on operations and reputational damage. In addition, we operate flights on international routes regulated by treaties and related agreements between the U.S. and foreign governments, which are subject to change as they may be amended from time to time. Modifications of these arrangements could result in an inability to obtain or retain take-off or landing slots for our routes, route authorization and necessary facilities. Any limitations, additions or modifications to government treaties, agreements, regulations, laws or policies related to our International routes could have a material adverse impact on our financial position and results of operations.
We may be party to litigation or regulatory action in the normal course of business or otherwise, which could have an adverse effect on our operations and financial results.
From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, due to cancelled or rescheduled flights in connection with the COVID-19 pandemic and other events, several U.S. airlines, including us, have been subject to class action complaints citing violation of state consumer statutes for allegedly failing or refusing to refund passenger tickets on cancelled flights. We believe we have meritorious defenses and intend to vigorously contest such claims. Resolving or defending legal matters, however, can take months or

Table of Contents,
years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.
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

As of December 31, 2022, we had net operating loss carryforwards (NOLs) available to reduce future taxable income of approximately $236.0 million for federal income tax purposes that have indefinite carryover and approximately $708.0 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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

Table of Contents,
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
We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Pratt & Whitney, Rolls Royce) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic. Certain of our suppliers, including our supplier of engines for our A321neo aircraft, Pratt & Whitney, have experienced and continue to experience significant supply chain disruptions. We have experienced delays from such suppliers and may experience additional delays and part shortages in the future. These disruptions have and may continue to have a negative impact on our operations, including for example, aircraft out of service due to part unavailability. We do not yet know the full impact of operational disruptions caused by supply chain disruptions of our suppliers, in particular Pratt & Whitney. However, we anticipate continued delays for Pratt & Whitney engines on our A321neo aircraft during 2023. We believe that such disruptions could result in reputational harm, increased parts and maintenance costs, increased aircraft down time, and adverse effects on our financial position and results of operations.
Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of December 31, 2022, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	12	8	Between 2023 and 2027
We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. In December 2022, we entered into a supplemental agreement to our B787-9 purchase agreement with the Boeing Company, pursuant to which (a) we agreed with the Boeing Company to defer the delivery of our B787-9 aircraft, the first of which we now expect to receive in the fourth quarter of 2023, with the remaining deliveries scheduled through 2027, and (b) we agreed to exercise purchase options for an additional two B787-9 aircraft with scheduled delivery dates in 2027.
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
The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we are uncertain about the future of our contractual commitments to purchase additional aircraft for our fleet and have and may continue to experience supply chain delays that impact the availability of our aircraft. Our inability to purchase and introduce new aircraft into our fleet could negatively impact our business, operations and financial

Table of Contents,
performance. Even if we proceed with some or all of our contractual commitments to purchase additional aircraft, delays in scheduled aircraft, due to the COVID-19 pandemic or other circumstances, or our failure to integrate newly purchased aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.
We may never realize the full value of our long-lived assets such as aircraft and non-aircraft equipment, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.
Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $1.9 billion at December 31, 2022. Economic and intrinsic triggers, which include the ongoing impact of the COVID-19 pandemic, extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.
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
We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of December 31, 2022, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.
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

Table of Contents,
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

The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact our reported earnings measures from time to time. See Note 14 of the Notes to Consolidated Financial Statements in the accompanying consolidated financial statements of this report for further information about the warrants issued to Amazon.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2022, we believe we were in compliance with the foreign ownership rules.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers, stockholders or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.

Table of Contents,
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
In addition, some terms of the agreements between us and Amazon may discourage attempts to acquire our company. Amazon is entitled to notice of certain transactions, including transactions that might result in a change of control of Hawaiian, ten days before we enter into a definitive agreement related to such transactions, subject to certain exceptions. Also, the vesting of the warrants issued by us to Amazon will generally, subject to certain exceptions, be accelerated upon a change of control of the Company.

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

As of December 31, 2022, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $184.6 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to

Table of Contents,
make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian's other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian's operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of December 31, 2022, Hawaiian had approximately $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $101.0 million and operating lease obligations of $425.6 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS RISKS

In the past, we have had to restate our previously issued consolidated financial statements and as part of that process identified a material weakness in our internal control over financial reporting as of March 31, 2022, June 30, 2022, and September 30, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

On October 21, 2022, the Audit and Finance Committee of our Board of Directors concluded, after discussion with our management, that our consolidated unaudited financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, the Non-Reliance Periods) included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, (1) should no longer be relied upon due to an error in accounting for net unrealized losses from equity securities, as further described below, and (2) would require restatement. As a result of this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2022 and June 30, 2022 and evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. Management concluded that our disclosure controls and procedures were not effective as of March 31, 2022, June 30, 2022 and September 30, 2022, and that our internal control over financial reporting was not effective as of March 31, 2022, June 30, 2022 and September 30, 2022 due to a material weakness. Specifically, there was a lack of effectively designed control activity over the accounting for unrealized gains and losses on equity securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented,

Table of Contents,
or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We have concluded that we remediated the material weakness as of December 31, 2022.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial condition and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we took and plan to take in the future will prevent the occurrence of additional material weaknesses or restatements of financial results in the future due to a failure to implement or maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, the change in accounting for unrealized gains and losses on equity securities, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2021 and 2022, and expected fleet as of December 31, 2023 (based on existing executed agreements as of December 31, 2022):

	December 31, 2021			December 31, 2022			December 31, 2023 (Expected)			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (2)	Owned (3)	Total	Leased (2)	Owned (3)	Total	Leased (2)	Owned (3)	Total
A330-200	12	12	24	12	12	24	12	12	24	278	9.5
A321neo	4	14	18	4	14	18	4	14	18	189	4.0
787-9	—	—	—	—	—	—	—	1	1	300	N/A
717-200	5	14	19	5	14	19	5	14	19	128	20.7
ATR 42-500(1)	—	3	3	—	2	2	—	—	—	48	18.6
ATR 72-200(1)	—	4	4	—	1	1	—	—	—	—	31.8
Total	21	47	68	21	43	64	21	41	62

(1)The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a Capacity Purchase Agreement (CPA) with a third-party provider, and committed to a plan to dispose of the aircraft and related asset group. As of December 31, 2022, the asset group has been classified as assets held for sale on the Consolidated Balance Sheets. We expect to complete the sale of the remaining ATR 42-500 and ATR 72-200 in the first half of 2023.

Table of Contents,
(2)Leased aircraft include aircraft under finance and operating leases. See Note 9 to the Notes to Consolidated Financial Statements for further discussion regarding our aircraft leases.
(3)Includes unencumbered aircraft as well as those purchased and under various debt financing.
At December 31, 2022, we had 12 aircraft on order scheduled for delivery through 2027:

Delivery Year	B787-9 Aircraft (1)
2023	1
2024	3
2025	2
2026	2
2027	4
12

(1)In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 8 aircraft with scheduled deliveries between 2021 to 2025. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the B787-9 aircraft, the first of which we now expect to receive in the fourth quarter of 2023 with the remaining deliveries scheduled through 2027, as reflected in the table above, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft.
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

Table of Contents,
The table below sets forth the airport locations to which we have access pursuant to various agreements as of December 31, 2022:

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

Table of Contents,
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol "HA."
Holders
There were 670 stockholders of record of our common stock as of February 3, 2023, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
Our receipt of financial assistance under the federal government's Payroll Support Programs precluded us from making any further dividend payments through September 30, 2022. We did not make any dividend payments during the twelve months ended December 31, 2022 and 2021. Prior to the suspension of dividend payments, we paid dividends of $5.5 million to shareholders of record during 2020.
U.S. law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2022, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On March 18, 2020, as part of our response to the COVID-19 pandemic, we announced the suspension of our stock repurchase program. Pursuant to our receipt of financial assistance under the federal government's Payroll Support Programs, we were prevented from executing stock repurchases through September 30, 2022.
Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NYSE ARCA Airline Index from December 31, 2017 to December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

Table of Contents,

$200
$150
$100
$50
$0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Hawaiian Holdings Common Stock
S & P 500 Index
NYSE ARCA Airline Index

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

Table of Contents,
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations and is focused on our 2022 and 2021 financial results, including comparisons of year-over-year performance between these years. Discussion and analysis of our 2020 fiscal year, as well as the year-over-year comparison of our 2021 financial performance to 2020, is located in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 10, 2022.
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
Impact of the COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to impact passenger travel demand, with total passenger revenue down approximately 10.1% during the twelve months ended December 31, 2022, as compared to the same period in 2019. The recovery in our domestic network has been robust with passenger revenue up 7.9% during the twelve months ended December 31, 2022 as compared to the same period in 2019. International revenue continues to lag the recovery of our domestic markets due to ongoing restrictions on international travel, with revenue down 61.1% during the twelve months ended December 31, 2022, as compared to the same period in 2019. During the twelve months ended December 31, 2022, our domestic network accounted for approximately 89% of total passenger revenue as compared to 74% in 2019.

We continue to monitor developments on the easing of restrictions on international travel by international governments, including by the government of Japan, as Japan represented a large percentage of our pre-pandemic international revenue. In late September 2022, Japan announced that limits on the number of passenger arrivals would be lifted in October 2022. However, requirements remain in effect for travelers arriving in Japan to show proof of COVID-19 vaccination or a pre-travel negative PCR test result. In October 2022, the Republic of Korea announced that it was eliminating all remaining COVID-related restrictions for all arriving guests, effective immediately, with post-arrival tests and proof of vaccination no longer required.

Government Support Programs

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance included tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provided, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the Economic Relief Program (ERP), (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional corporate tax benefits.

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

Table of Contents,
On February 4, 2021, we repaid in full the $45.0 million loan under the ERP, and in connection with this repayment, terminated the Amended and Restated Loan Agreement. The debt extinguishment resulted in the recognition of a loss of $4.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Payroll Support Program

On April 22, 2020, we entered into a Payroll Support Program agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, we entered into a Warrant Agreement (the PSP Warrant Agreement) with the Treasury, and we issued a promissory note to the Treasury (the PSP Note). Pursuant to the PSP Agreement, the Treasury provided us with financial assistance, paid in installments, totaling approximately $300.9 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on us. Finally, we were required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted by the DOT to us given the absence of demand for certain of such services.

The PSP Note was in the total principal amount of approximately $60.3 million. The PSP Note has a 10-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of April 22, 2020 (the PSP Closing Date), and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The PSP Note may be prepaid at any time, without penalty, and is subject to customary change of control acceleration provisions and events of default.

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

The CAA 2021 was enacted on December 27, 2020, and provided $15.0 billion for airline employee wages, salaries and benefits under an extension (the PSP Extension) of the Payroll Support Program created under the CARES Act. In January 2021, we entered into a PSP extension agreement with the Treasury (the PSP Extension Agreement). PSP Extension funds are required to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees, as defined in the PSP Extension Agreement. Under the PSP Extension Agreement, we agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits from December 1, 2020 through March 31, 2021, (ii) recall any employees who were subject to an involuntary termination or furlough between October 1, 2020 and the date of the PSP Extension Agreement and who elected to return to employment pursuant to a recall notice and to compensate these employees for lost salary, wages and benefits, (iii) limit executive compensation through October 1, 2022, and (iv) suspend payment of dividends and stock repurchases through March 31, 2022. Finally, we were required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT.

During the twelve months ended December 31, 2021, we received $192.7 million in grants, entered into a promissory note with the Treasury (the PSP Extension Note) for approximately $27.8 million and issued to the Treasury warrants to purchase up to a total of 156,340 shares of our common stock at an exercise price of $17.78 per share (the PSP Extension Warrants) pursuant to the PSP Extension Agreement. The PSP Extension Note has a 10-year term and bears interest at a rate per annum equal to 1.00% for the first five years and at a rate equal to the secured overnight financing rate plus 2.00% for the following five years. We recorded the value of the PSP Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

The ARP 2021 was enacted on March 11, 2021, and included a second PSP extension, providing an additional $14 billion in grants and loans for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement to purchase up to 87,670 shares of the Company's common stock at an exercise of $27.27 (the PSP3 Warrants). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation through April 1, 2023. The terms of the PSP3 Note and PSP3 Warrants are consistent with those of the original PSP and the first PSP Extension. During 2021, we

Table of Contents,
received a total of $179.7 million pursuant to the PSP3 Agreement, consisting of approximately $155.8 million in a grant and $23.9 million in a ten-year loan.

Loyalty Program and Intellectual Property Financing

In February 2021, we completed the private offering (the Notes Offering) by Hawaiian Brand Intellectual Property, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Brand Issuer), and HawaiianMiles Loyalty, Ltd., an indirect wholly owned subsidiary of Hawaiian (the Loyalty Issuer and, together with the Brand Issuer, the Issuers) of an aggregate of $1.2 billion principal amount of their 5.750% senior secured notes due 2026 (the Notes). The Notes require interest only payments, payable quarterly in arrears on July 20, October 20, January 20 and April 20 of each year, which began on July 20, 2021.

In connection with the issuance of the Notes, Hawaiian contributed to the Brand Issuer, which is a newly-formed subsidiary structured to be bankruptcy remote, all worldwide rights, owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries, in and to all intellectual property, including all trademarks, service marks, brand names, designs, and logos that include the word "Hawaiian" or any successor brand and the "hawaiianairlines.com" domain name and similar domain names or any successor domain names (the Brand IP). The Brand Issuer indirectly granted to Hawaiian an exclusive, worldwide, perpetual and royalty-bearing sublicense to use the Brand IP. Further, Hawaiian contributed to the Loyalty Issuer its rights to certain other collateral owned by Hawaiian, including, to the extent permitted by such agreements or otherwise by operation of law, any of Hawaiian's rights under the HawaiianMiles Agreements and the IP Agreements (each as defined in the indenture, dated as of February 4, 2021(the Indenture)), together with HawaiianMiles program (HawaiianMiles) customer data and certain other intellectual property owned or purported to be owned, or later developed or acquired and owned or purported to be owned, by Hawaiian or any of its subsidiaries (including the Issuers) and required or necessary to operate HawaiianMiles (the Loyalty Program IP) (all such collateral being, the Loyalty Program Collateral). The Loyalty Issuer indirectly granted Hawaiian an exclusive, worldwide, perpetual and royalty-free sub-license to use the Loyalty Program IP.

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

Amazon Agreement

Air Transportation Services Agreement

On October 20, 2022, we and the Customer entered into the ATSA under which we will provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative

Table of Contents,
functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Services under the ATSA are anticipated to begin in the fourth quarter of 2023.

As part of the ATSA, the Company received $11.5 million toward start-up costs which has been recorded in Other Liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract.

Warrant and Transaction Agreement

Contemporaneously with the ATSA, we and Amazon entered into a Transaction Agreement (the Transaction Agreement), under which, we agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 9,442,443 shares (the Warrant Shares), of our common stock. At execution, 1,258,992 Warrant Shares, valued at approximately $11.6 million, vested upon warrant issuance. Future vesting is based on payments to be made by Amazon or its affiliates either under the ATSA or generally with respect to air cargo or air charters, excluding commercial passenger service (Qualified Payments), up to $1.8 billion in the aggregate. Subject to certain conditions, including vesting, the Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before October 20, 2031. The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share (the First Tranche). The exercise price with respect to the remaining 3,147,481 Warrant Shares will be determined based on the 30-day volume-weighted average price of our common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. The exercise prices and the Warrant Shares issuable are subject to customary antidilution adjustments.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2022	2021	2020
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	9,995	6,515	3,353
Revenue passenger miles (RPM)	14,932,750	9,979,848	4,558,045
Available seat miles (ASM)	18,636,466	14,411,410	7,527,383
Passenger revenue per RPM (Yield)	15.64 ¢	13.74 ¢	14.59 ¢
Passenger load factor (RPM/ASM)	80.1%	69.2%	60.6%
Passenger revenue per ASM (PRASM)	12.53 ¢	9.51 ¢	8.83 ¢
Total Operations (a) :
Revenue passengers flown	10,015	6,543	3,362
Revenue passenger miles (RPM)	14,964,500	10,054,062	4,576,623
Available seat miles (ASM)	18,684,642	14,535,425	7,560,486
Operating revenue per ASM (RASM)	14.14 ¢	10.98 ¢	11.17 ¢
Operating cost per ASM (CASM)	15.26 ¢	11.55 ¢	19.74 ¢
CASM excluding fuel and non-recurring items (b)	10.78 ¢	11.20 ¢	18.35 ¢
Aircraft fuel expense per ASM (c)	4.37 ¢	2.50 ¢	2.13 ¢
Revenue block hours operated	195,361	157,236	82,711
Gallons of jet fuel consumed	239,231	179,494	106,225
Average cost per gallon of jet fuel (actual) (c)	$3.42	$2.02	$1.52
(a)Includes the operations of our contract carrier under a CPA, which was terminated in the first half of 2021. Total Operations includes both scheduled and chartered operations.
(b)See "Non-GAAP Financial Measures" below for our reconciliation of CASM excluding fuel and non-recurring items, a non-GAAP financial measure, to its most directly comparable GAAP financial measure. We believe this is a useful measure because it better reflects our controllable costs.
(c)Includes applicable taxes and fees.

Table of Contents,
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
Operating revenue was approximately $2.64 billion, $1.60 billion and $0.84 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Operating revenue was severely impacted beginning in the first quarter of 2020 as a result of the unprecedented spread and ongoing impacts of the COVID-19 pandemic. Although restrictions have eased and passenger travel demand has improved, demand and capacity continue to remain below pre-pandemic levels.
2022 vs. 2021
Passenger Revenue
Passenger revenue increased by $964.5 million, or 70.4%, in the year ended December 31, 2022, as compared to the prior year. Details of this change are described in the table below:

		Increase (Decrease) vs. Year Ended December 31, 2021
	Year Ended December 31, 2022	Passenger Revenue	Yield	RPMs	ASM	PRASM
	(in millions)
Domestic	$2,072.1	$771.4	17.2%	36.0%	16.3%	37.0%
International	263.4	193.1	(50.2)	653.9	232.8	12.7
Total scheduled	$2,335.4	$964.5	13.8%	49.6%	29.3%	31.8%
Domestic passenger revenue during the year ended December 31, 2022 increased by $771.4 million, or 59.3%, as compared to 2021, on capacity growth of 16.3%. Demand on our domestic network has exceeded pre-COVID-19 pandemic levels, with passenger revenue up 7.9% during 2022, as compared to the same period in 2019, primarily driven by the strength of our North America traffic. Our neighbor island traffic, which accounted for approximately 18.1% of total domestic revenue during 2022, continued to experience increased competitive pressures with additional capacity entering the neighbor island market, along with aggressively low-priced fares during the second half of 2022.
International passenger revenue increased $193.1 million, or 275.0%, during 2022 as compared to 2021, as a result of the recommencement of scheduled international passenger flights. Despite these improvements, our international network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 61.1% in 2022, as compared to the same period in 2019.
In April 2022, we announced the resumption of our three-times weekly nonstop service between Auckland, New Zealand and Honolulu, Hawai'i, starting in July 2022 as well as a seasonal increase in frequency between Seoul, South Korea and Honolulu, Hawai'i in the summer of 2022. In May 2022, we also announced plans to resume service between Honolulu, Hawai'i and Haneda International Airport in Tokyo, Japan, beginning in August 2022, and an increase in weekly flights between Honolulu, Hawai'i and Narita International Airport in Tokyo, Japan, and Kansai International Airport in Osaka, Japan, which began in August 2022. In November 2022, we announced weekly nonstop service between Rarotonga, the Cook Islands and Honolulu, Hawai'i, starting in May 2023.
In October 2022, Japan lifted the caps on passenger arrivals. However, requirements remain in effect for travelers arriving in Japan, to show proof of COVID-19 vaccinations or a pre-travel negative PCR test result. In October 2022, the Republic of Korea announced that it was eliminating all remaining COVID-related restrictions for all arriving guests, effective immediately, with post-arrival tests and proof of vaccination no longer required.
We expect international demand to continue to lag behind domestic demand until all government travel restrictions are eliminated. In addition, we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.

Table of Contents,
Other Operating Revenue
Other operating revenue increased by $80.1 million, or 35.5%, in the year ended December 31, 2022, as compared to the prior year, primarily driven by increases in our cargo and loyalty revenue.
Cargo revenue increased $35.4 million during 2022 as compared to the prior year, resulting from increased volumes and yield. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $20.9 million during 2022, as compared to the prior year, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and contract services, other freight services, and miscellaneous revenue, collectively increased during 2022 by approximately $23.8 million as compared to the prior year, primarily attributed to increased volumes and contract service operations.
Operating Expenses
During the year ended December 31, 2022, total operating expense increased $1.2 billion or 69.8% to $2.9 billion as compared to 2021. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2022 as compared to year ended December 31, 2021
	$	%
	(in thousands)
Operating expenses:
Aircraft fuel, including taxes and delivery	$454,074	125.1%
Wages and benefits	135,036	19.3
Aircraft rent	(5,630)	(5.1)
Maintenance materials and repairs	66,105	38.9
Aircraft and passenger servicing	46,875	44.4
Commissions and other selling	41,331	57.0
Depreciation and amortization	(2,130)	(1.5)
Other rentals and landing fees	30,371	26.0
Purchased services	26,137	25.3
Special items	9,820	109.3
Government grant recognition	320,645	(100.0)
Other	49,539	43.6
Total	$1,172,173	69.8%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The increase in aircraft fuel expense is illustrated in the following table:

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$817,077	$363,003	125.1%
Fuel gallons consumed	239,231	179,494	33.3%
Average fuel price per gallon, including taxes and delivery	$3.42	$2.02	69.3%
We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as GAAP fuel expense plus (gains)/losses realized through actual cash (receipts)/payments received from or paid to hedge counterparties for fuel hedge derivative contracts settled in the period inclusive of costs related to hedging premiums. As of December 31, 2022, we have hedged, through the purchase of fuel derivative instruments, approximately 21% of our projected fuel requirements for 2023.

Table of Contents,
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2022	2021	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$817,077	$363,003	125.1%
Realized losses on settlement of fuel derivative instruments	401	165	143.0%
Economic fuel expense	$817,478	$363,168	125.1%
Fuel gallons consumed	239,231	179,494	33.3%
Economic fuel costs per gallon	$3.42	$2.02	69.3%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits
Wages and benefits expense increased by $135.0 million, or 19.3%, in the year ended December 31, 2022, as compared to the prior period. The increase in wages and benefits expense is primarily attributed to increased operations as we continue our post-COVID-19 recovery, scheduled contractual wage increases and increased inflationary and hiring costs.

During 2022, we ratified new collective bargaining agreements (CBA) with several of our labor groups as follows:

•In February 2022, our International Association of Machinists and Aerospace Workers (IAM-M) and International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C) employees ratified a new CBA, which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter, we recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan.

•In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU), ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA was not material to our financial statements.

On July 1, 2022, our CBA with employees represented by the Air Line Pilots Association (ALPA) became amendable.
In February 2023, the employees represented by ALPA voted to ratify a new four-year CBA, which takes effect March 2, 2023. The new CBA includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the postretirement and disability plans.

We expect that wages and benefits expense will increase in the first quarter of 2023 as compared to the same period in 2022 as a result of (a) our continued international recovery, and (b) increased labor costs as a result of our new CBAs combined with scheduled rate increases, as well as inflationary pressures and hiring costs.
Maintenance materials and repairs
Maintenance materials and repairs increased $66.1 million, or 38.9%, during the year ended December 31, 2022, as compared to the prior year. The increase is primarily attributed to increased utilization of our aircraft commensurate with our continued ramp up of operations during 2022, as discussed above, along with scheduled heavy maintenance events.
In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft early. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations as discussed below. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities that will be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. Excluding the amortization of the deferred balance, we expect maintenance, materials and repairs expense to increase in the first quarter of 2023 as compared to the same period in 2022 as we continue to rebuild operational capacity, the timing of scheduled heavy maintenance events and inflationary pressures.
Aircraft and passenger servicing
Aircraft and passenger servicing expense increased by $46.9 million, or 44.4%, for the year ended December 31, 2022 as compared to the prior year. The increase is primarily due to increased capacity, as discussed above, and passengers flown,

Table of Contents,
which increased 53.1% in 2022, as compared to 2021. We expect aircraft and passenger servicing expense to increase in the first quarter of 2023, as compared to the same period in 2022 as a result of operations as we continue to rebuild our operations to pre-COVID-19 pandemic levels.
Commissions and other selling expenses
Commissions and other selling expenses increased by $41.3 million, or 57.0%, for the year ended December 31, 2022 as compared to the prior year. The increase in commissions and other selling expense was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expense to increase in the first quarter of 2023 as compared to the same period in 2022.
Other rentals and landing fees
Other rentals and landing fees increased by $30.4 million, or 26.0%, for the year ended December 31, 2022 as compared to the prior year. A significant portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers, which were up in 2022 as we continued our post-COVID-19 recovery. We expect other rentals and landing fees expense to increase in the first quarter of 2023, as compared to the same period in 2022, as we rebuild operational capacity and passenger travel demand continues to improve, and due to inflationary pressures and increased infrastructure projects at various airports in which we operate, the costs of which are passed onto airlines.
Purchased Services
Purchased services expense increased by $26.1 million, or 25.3%, for the year ended December 31, 2022 as compared to the prior year. The increase in purchased services was primarily related to the increased operations during the year. We expect purchased services to increase in the first quarter of 2023 as compared to the same period in 2022 as we continue to rebuild our operations to pre-COVID-19 pandemic levels.
Special items
During the year ended December 31, 2022, we recorded $18.8 million in Special items as follows:
•During the fourth quarter of 2022, we entered into a MOU with our third-party service provider to early terminate our Amended CFS, which was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.
•During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions, which resulted in the recognition of a $6.3 million impairment charge.
During the year ended December 31, 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a CPA with a third-party carrier. We reclassified approximately $23.6 million to assets held for sale and recognized a one-time expense of $6.4 million to write-down the asset group to fair value. Additionally, we recorded a charge of approximately $2.6 million for the early termination of the CPA.

Government grant recognition

During the year ended December 31, 2021, we received $372.4 million in federal payroll support payments, of which $320.6 million was in the form of a grant. These funds were required to be used exclusively for the payment of employee wages, salaries and benefits. During the year ended December 31, 2021, we recognized $320.6 million as a contra-expense in the Consolidated Statements of Operations.
Other expense
Other expense increased by $49.5 million, or 43.6%, for the year ended December 31, 2022, as compared to the prior year. The increase was primarily attributed to our continued post-COVID-19 recovery, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the first quarter of 2023 as we continue to rebuild operational capacity to pre-COVID-19 pandemic levels.

Table of Contents,
Nonoperating expense, net
Net nonoperating expense decreased by $19.0 million in the year ended December 31, 2022, as compared to the prior year. The decrease in expense was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, (b) reduction in interest expense as a result of debt reduction initiatives, and (c) the recognition of $8.6 million in loss on the extinguishment of debt in 2022 as compared to $38.9 million in loss recognized in 2021. Refer to Note 8 in the Notes to Financial Statements for additional discussion. These decreases were offset by the increases in realized and unrealized losses associated with our debt instruments denominated in Japanese Yen and realized and unrealized losses associated with our investment portfolio.

Income Tax Expense

Our effective tax rate was 18.3% for the year ended December 31, 2022, compared with 21.9% for the prior year. The effective tax rate for 2022 represented a blend of federal and state taxes and included the impact of the $17.8 million valuation allowance reserve recorded against capital losses and state deferred tax assets. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional discussion.

Liquidity and Capital Resources

Cash, cash equivalents (excluding restricted cash) and short-term investments totaled approximately $1.4 billion as of December 31, 2022, compared to $1.7 billion as of December 31, 2021.

As of December 31, 2022, our current assets exceeded our current liabilities by approximately $558.0 million as compared to $902.9 million as of December 31, 2021. Approximately $590.8 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

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
Cash Flow and Uses of Liquidity
Operating Activities

Net cash used in operating activities was $57.8 million in the year ended December 31, 2022 compared to net cash provided by operating activities of $251.3 million in the prior year. Our operating cash flows are impacted by the following factors:
Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons.
Fuel. During the years ended December 31, 2022 and 2021, fuel expense represented approximately 28.7% and 21.6%, respectively, of our total operating expense. As reflected in the increase in percentage, the market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. We expect fuel consumption to increase in the first quarter of 2023 as compared to the same period in 2022.
Pension and Other Postretirement Benefit Plan Funding. We sponsor a defined pension plan covering eligible pilots and retirees. This plan is closed to new entrants and frozen for future benefit accruals. Additionally, we sponsor four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits. As of December 31, 2022, the excess of the projected benefit obligations over the fair value of plan assets was approximately $143.5 million. We contributed $4.0 million and $4.1 million to our disability plan in 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, we were not required to, and did not make, contributions to our defined benefit pension plan. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and funding status, we do not anticipate requiring any cash contributions to our defined benefit plan through at least 2024. For our pilot's disability plan, we anticipate annual contributions to the plan of approximately $4.5 million between 2023 and 2027.

Table of Contents,
Government Support Programs. Operating cash flows for the year ended December 31, 2021 included $320.6 million in proceeds received as part of the federal government's Payroll Support Programs, all of which were utilized in 2021 to offset eligible payroll and payroll-related costs. As of December 31, 2021, all funds were utilized towards their stated purpose. Operating cash flows for the year ended December 31, 2022 did not include any proceeds received as part of the federal government's Payroll Support Programs.
Operating Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements, as of December 31, 2022 we had a total of $425.6 million of minimum operating lease obligations. These minimum lease payments range from approximately $40.8 million to $99.6 million on an annual basis over the next five years.
Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of December 31, 2022, we had approximately $91.7 million of such obligations, which range from approximately $6.0 million to $26.7 million on an annual basis over the next five years.
Investing Activities
Short-Term Investments. During 2022, we acquired approximately $20.3 million (net of sales) in short-term investments. See Note 5 of the Notes to the Consolidated Financial Statements for further information on these investments.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications and technology enhancements. Our capital expenditures increased to $47.5 million in 2022 as compared to $39.3 million in 2021. We expect that we will have capital expenditures between approximately $330.0 million and $380.0 million in 2023, primarily for aircraft, including advance deposit payments for future aircraft deliveries and aircraft modifications, along with facility upgrades and technology enhancements. We expect that the capital expenditures in 2023 will be funded through available liquidity and cash flows from operations. We have committed to future aircraft purchases, with scheduled deliveries between 2023 and 2027 as reflected below.
As of December 31, 2022, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	12	8	Between 2023 and 2027
General Electric GEnx spare engines:
B787-9 spare engines	3	1	Between 2023 and 2027
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $291 million in 2023, $482 million in 2024, $493 million in 2025, $396 million in 2026, and $230 million in 2027.
In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2021, we received notification of further delivery delays, and we have agreed to defer delivery of our first two aircraft from the scheduled delivery date at the end of 2022. In December 2022, we entered into a supplemental agreement to our purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the B787-9 aircraft, the first of which will now be delivered in the fourth quarter of 2023 with additional deliveries scheduled through 2027, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional discussion.

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
Financing Activities
Debt Obligations.
As of December 31, 2022 our total debt was $1.6 billion, compared to $1.8 billion as of December 31, 2021.

Table of Contents,
In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026. See above and Note 8 of the Notes to the Consolidated Financial Statements for more information on the offering.
During the years ended December 31, 2022 and 2021, we repaid approximately $184.3 million and $611.7 million in scheduled debt repayments and the extinguishment of future debt obligation as follows:
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
As described in Note 8 of the Notes to the Consolidated Financial Statements, as of December 31, 2022, scheduled maturities of our debt from 2023 through 2025 are approximately $49.1 million, $47.0 million, and $60.7 million annually, respectively. In 2026, our loyalty offering, discussed above, matures resulting in scheduled debt repayment of $1.3 billion. Scheduled repayments in 2027 are approximately $12.1 million. As of December 31, 2022, scheduled maturities after 2027 are equal to $152.1 million in the aggregate. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2022, these interest obligations total $79.3 million in 2023, $78.5 million in 2024, $77.4 million in 2025, $22.7 million in 2026, $2.7 million in 2027, and $7.7 million thereafter.
Finance Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements as of December 31, 2022, we had a total of $101.0 million of minimum finance lease obligations. These minimum lease payments range from approximately $11.3 million to $29.5 million on an annual basis over the next five years.
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
Return to Shareholders. On March 18, 2020, we indefinitely suspended all repurchases under our approved stock repurchase plan in connection with our receipt of financial assistance under the federal government's Payroll Support Programs, which restricted us from repurchasing shares and making dividend payments until September 30, 2022. We did not repurchase shares or declare dividends during the fourth quarter of 2022.
Undrawn Lines of Credit. As of December 31, 2022, we had approximately $235.0 million undrawn and available under our revolving credit facility which matures in December 2025. Refer to Note 8 of the Notes to the Consolidated Financial Statements for more information.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2022 and 2021, there were no holdbacks held with our credit card processors. In the event of a material adverse change in our business, the holdback could increase to an amount up to 100% of the applicable credit card activity for all unflown tickets, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Covenants. We are in compliance with covenants in our debt and lease agreements at December 31, 2022.

Non-GAAP Financial Measures

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•We believe it is the basis by which we are evaluated by industry analysts and investors;

Table of Contents,
•These measures are often used in management and Board of Directors' decision making analysis;
•It improves a reader's ability to compare our results to those of other airlines; and
•It is consistent with how we present information in our quarterly earnings press releases.
See table below for reconciliation between GAAP net income to adjusted net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:
•CARES Act - carryback of additional NOLs. During the year ended December 31, 2020, the effective tax rate included a tax benefit of $45.4 million resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the NOLs and the previous tax rate of 35% that was in effect during the years to which NOLs were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
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
•Government grant recognition. During the year ended December 31, 2021, we recognized $320.6 million in contra-expense related to grant proceeds from the federal government's Payroll Support Programs as compared to $240.6 million recognized in 2020. The grant proceeds were recognized in proportion to estimated Wages and benefits expense over the period the grant covers. We utilized all proceeds under the federal government's Payroll Support Programs as of December 31, 2021.
•Gain on sale of aircraft. During the second quarter of 2022, we sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the Consolidated Statements of Operations.
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
•Loss on extinguishment of debt. Losses on the extinguishment of debt are excluded to allow investors to better analyze our core operational performance and more readily compare our results to other results in the periods presented below.
•Unrealized loss (gain) on foreign debt. Change in unrealized losses (gains) on foreign debt are based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•Unrealized loss (gain) on non-designated foreign exchange positions. Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This adjustment includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•Unrealized loss on investment securities. Unrealized loss on equity securities and gains on derivative instruments in our investment portfolio are driven by changes in market prices and currency fluctuations, which are recorded in Other nonoperating expense in the Consolidated Statements of Operations.
Special Items
During the year ended December 31, 2020, we recognized approximately $184.1 million of Special items expense, comprised of the following:
•During the first quarter of 2020, we recognized $126.9 million of Special items in the Consolidated Statements of Operation, comprised of the following:

Table of Contents,
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
During the year ended December 31, 2021, we recognized approximately $9.0 million of Special items expense, comprised of the following:
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

During the year ended December 31, 2022, we recognized approximately $18.8 million of Special items expense, comprised of the following:

•During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions, which resulted in the recognition of a $6.3 million impairment charge as a Special Item in the Consolidated Statements of Operations.

•During the fourth quarter of 2022, the Company entered into an MOU with its third-party service provider to early terminate its Amended CFS early. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. In connection with the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.

We believe that excluding such Special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

Table of Contents,

	Year Ended December 31,
	2022		2021		2020
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net loss, as reported	$(240,081)	$(4.67)	$(144,773)	$(2.85)	$(510,935)	$(11.08)
Adjusted for:
CARES Act - carryback of additional NOLs	—	—	—	—	(45,416)	(0.99)
CBA related expense	4,678	0.09	—	—	—	—
Special items	18,803	0.37	8,983	0.18	184,111	3.99
Government grant recognition	—	—	(320,645)	(6.32)	(240,648)	(5.22)
Gain on sale of aircraft	(2,578)	(0.05)	—	—	—	—
Changes in fair value of fuel derivative contracts	2,640	0.05	(382)	(0.01)	(2,105)	(0.05)
Loss on extinguishment of debt	8,568	0.17	38,889	0.77	—	—
Unrealized loss (gain) on foreign debt	(26,196)	(0.51)	(27,593)	(0.54)	14,759	0.32
Unrealized loss (gain) on non-designated foreign exchange positions	—	—	(1,352)	(0.03)	1,327	0.03
Unrealized loss on investment securities	24,949	0.49	—	—	—	—
Nonoperating special items	—	—	—	—	5,682	0.12
Tax effect of adjustments	(1,242)	(0.02)	63,441	1.25	42,252	0.92
Adjusted net loss	$(210,459)	$(4.08)	$(383,432)	$(7.55)	$(550,973)	$(11.96)

Operating Costs per Available Seat Mile (CASM)

We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and Special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and Special items (if applicable) to measure and monitor its costs. CASM and CASM excluding fuel and non-recurring items are summarized in the table below:

	Year Ended December 31,
	2022		2021		2020
	(in thousands, except for CASM figures)
GAAP operating expenses	$2,851,321		$1,679,148		$1,492,424
Adjusted for:
Aircraft fuel, including taxes and delivery	(817,077)		(363,003)		(161,363)
CBA related expense	(4,678)		—		—
Special items	(18,803)		(8,983)		(184,111)
Government grant recognition	—		320,645		240,648
Gain on sale of aircraft	2,578		—		—
Adjusted operating expenses	$2,013,341		$1,627,807		$1,387,598
Available Seat Miles	18,684,642		14,535,425		7,560,486
CASM—GAAP	15.26	¢	11.55	¢	19.74	¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(4.37)		(2.50)		(2.13)
CBA related expense	(0.02)		—		—
Special items	(0.10)		(0.06)		(2.44)
Government grant recognition	—		2.21		3.18
Gain on sale of aircraft	0.01		—		—
CASM excluding fuel and non-recurring items	10.78	¢	11.20	¢	18.35	¢

Table of Contents,
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

The value of unused passenger tickets is included in current liabilities as Air traffic liability. Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, we announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, we announced the further extension of ticket validity to December 31, 2022, which also included all Main Cabin and First Class passenger tickets purchased in 2021. We record an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, forecasted trends and the extension of the expiration date for certain tickets impacted by the COVID-19 pandemic. At December 31, 2022, $151.9 million of passenger tickets expired unused after the end of their extended validity dates. During the years ended December 31, 2022 and 2021, we recognized approximately $100.5 million and $51.4 million, respectively, in advanced ticket breakage related to these tickets.

Excluding tickets with extended validity dates, as discussed above, during the years ended December 31, 2022, 2021 and 2020, we recognized advanced breakage of $49.8 million, $48.3 million, and $12.8 million, respectively. Despite improvements in the industry and overall travel demand, the unflown rates continue to trend higher than historical metrics. The Company will continue to monitor customers' travel behavior and may adjust our estimates in the future.

The primary assumption utilized in our calculation of advanced ticket breakage involves an estimate of future breakage patterns, which is based on a combination of historical activity and expected customer behavior. A 10% change in this rate represents a change of approximately $5.0 million in advanced ticket breakage.
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

Table of Contents,
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

In April 2021, we announced the elimination of our HawaiianMiles expiration policy, effective April 1, 2021. Prior to this change in policy, miles expired after 18 months of member account inactivity. We review our breakage estimates annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). Our estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Due to the effects of the COVID-19 pandemic, including changes to our ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available. The change in expiration policy did not have a material impact on our accounting estimates and will continue to evaluate the impact of this change as additional information becomes available.

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
The significant assumptions as of December 31, 2022 are as follows:

Pension:
Discount rate to determine projected benefit obligation	5.58%
Expected return on plan assets	6.06%	^
Postretirement:
Discount rate to determine projected benefit obligation	5.57%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.75%
Ultimate	4.75%
Years to reach ultimate trend rate	8
Disability:
Discount rate to determine projected benefit obligation	5.52%
Expected return on plan assets	4.35%	^

Table of Contents,
N/A      Not Applicable
^    Expected return on plan assets used to determine the net periodic benefit expense for 2023 is 7.1% for the pension plans and 6.15% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2023 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2023 pension expense	$2.7
Increase in estimated 2023 disability benefit expense	0.4
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2022	$31.9
Increase in other postretirement benefit obligation as of December 31, 2022	14.4
Decrease in estimated 2023 pension expense (operating and nonoperating)	0.2
Increase in estimated 2023 other postretirement benefit expense (operating and nonoperating)	1.5
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2022	$6.8
Increase in estimated 2023 other postretirement benefit expense (operating and nonoperating)	1.3

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2022	$6.0
Increase in estimated 2023 other postretirement benefit expense (operating and nonoperating)	1.1
Long-Lived Assets
Our long-lived assets used in operations, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the Consolidated Balance Sheets, and have a carrying value of approximately $1.9 billion at December 31, 2022. We review long-lived assets used in operations for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant

Table of Contents,
factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
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
During the years ended December 31, 2022, 2021, and 2020, the Company recorded impairment of $6.3 million, $6.4 million, and $39.4 million, respectively as follows:
•In the fourth quarter of 2020, we recorded long-lived asset impairment of approximately $5.4 million, comprised of an additional write-down of our ATR-42 and ATR-72 fleet of $4.9 million as a result of ongoing market uncertainty attributed to the COVID-19 pandemic. We also wrote off of approximately $0.5 million in capitalized software projects that were permanently suspended in response to the continuing impacts of the COVID-19 pandemic.
•In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which utilizes the ATR-42 and ATR-72 fleet, and was operated under a CPA with a third-party carrier. Following the termination of the operations, which were temporarily suspended in late 2020, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets. Additionally, during the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and as of December 31, 2021, reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets. Management expects to complete the sale of the above referenced assets within the upcoming 12 months, and will continue to monitor the asset groups for potential impairment.
•During the second quarter of 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations. During the third quarter of 2022, the Company estimated the fair value of its remaining ATR-42 and ATR-73 aircraft, using available market information and in consideration of recent transactions, which resulted in the recognition of a $6.3 million impairment charge, which was recorded as a Special item in the consolidated statements of operations.
The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation, available market information, and consideration of recent transactions and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.
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
Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense and changes in fuel prices could materially impact the results of operations. Fuel expense represented 29% of our operating expenses for the year ended December 31, 2022.

Table of Contents,
Approximately 62% of our fuel was purchased based on Singapore jet fuel prices, 31% was purchased based on U.S. West Coast jet fuel prices, and 7% on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2022, we hedged approximately 21% of our projected fuel requirements for 2023. Based on gallons expected to be consumed in 2023, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would result in approximately $2.8 million in additional annual fuel expense.
Interest Rates
Our exposure to market risk associated with changes in interest rates is primarily associated with our debt obligations. At December 31, 2022, we had $1.6 billion of fixed-rate and no variable-rate debt. Market risk associated with our fixed rate long-term debt relates to the potential reduction in fair value from an increase in interest rates. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $40.0 million at December 31, 2022.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2022, the Company did not have any open derivative instruments designated for hedge accounting. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a change in annual pretax income of approximately $36.3 million.

Table of Contents,
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

Table of Contents,

Calculation and recognition of air traffic liability breakage
Description of the Matter
At December 31, 2022, the Company’s Air traffic liability (excluding frequent flyer) was $424.6 million, for which tickets sold generally expire thirteen months from the date of issuance or the scheduled flight date, according to the Company’s policy. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company records an estimate of breakage revenue in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates) for tickets that will expire unused based on actual historical results and forecasted trends.

Auditing the estimate of breakage revenue was complex and highly judgmental due to significant judgments required in determining the breakage rate to be applied to tickets. The estimate is more complex due to the continually evolving travel market and recent changes to the Company’s expiration policies.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the significant underlying assumptions and data inputs used in the model.

To test the estimated breakage rates, our audit procedures included, among others, evaluating the methodology, significant assumptions, and underlying data utilized by the Company. We evaluated the methodology and significant assumptions applied by management in their calculation of breakage for consistency with prior reporting periods and appropriateness based on the applicable accounting framework. We compared the forecasted usage data to recent actual results and evaluated the sensitivity of the breakage revenue caused by variations in the forecasted data.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1999.

Honolulu, Hawai'i
February 15, 2023

Table of Contents,

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,335,440	$1,370,902	$664,799
Other	305,827	225,682	180,014
Total	2,641,267	1,596,584	844,813
Operating Expenses:
Wages and benefits	833,137	698,101	628,558
Aircraft fuel, including taxes and delivery	817,077	363,003	161,363
Aircraft rent	103,846	109,476	103,890
Maintenance materials and repairs	236,153	170,048	121,571
Aircraft and passenger servicing	152,550	105,675	58,016
Commissions and other selling	113,843	72,512	46,297
Depreciation and amortization	136,169	138,299	151,665
Other rentals and landing fees	147,143	116,772	73,808
Purchased services	129,350	103,213	99,050
Special items	18,803	8,983	184,111
Government grant recognition	—	(320,645)	(240,648)
Other	163,250	113,711	104,743
Total	2,851,321	1,679,148	1,492,424
Operating Loss	(210,054)	(82,564)	(647,611)
Nonoperating Income (Expense):
Other nonoperating special items	—	—	(5,682)
Interest expense and amortization of debt discounts and issuance costs	(95,815)	(110,431)	(40,439)
Interest and dividend income	32,141	8,603	8,731
Capitalized interest	4,244	3,357	3,236
Other components of net periodic benefit cost, excluding settlements	5,065	3,566	1,300
Gains (losses) on fuel derivatives	(3,041)	217	(6,930)
Loss on extinguishment of debt	(8,568)	(38,889)	—
Gains (losses) on investments, net	(43,082)	1,426	271
Gains (losses) on foreign debt	26,667	27,773	(14,913)
Other, net	(1,406)	1,619	1,985
Total	(83,795)	(102,759)	(52,441)
Loss Before Income Taxes	(293,849)	(185,323)	(700,052)
Income tax benefit	(53,768)	(40,550)	(189,117)
Net Loss	$(240,081)	$(144,773)	$(510,935)
Net Loss Per Common Stock Share:
Basic	$(4.67)	$(2.85)	$(11.08)
Diluted	$(4.67)	$(2.85)	$(11.08)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,361	50,769	46,100
Diluted	51,361	50,769	46,100
Cash Dividends Declared Per Common Share	$—	$—	$0.12
See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net Loss	$(240,081)	$(144,773)	$(510,935)
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax expense of $5,250 for 2022, net of tax expense of $13,107 for 2021, and net of tax benefit of $2,315 for 2020	15,586	41,156	(8,153)
Net change in derivative instruments, net of tax benefit of $1,098 for 2020	—	—	(3,341)
Net change in available-for-sale investments, net of tax benefit of $9,446 for 2022, net of tax benefit of $2,784 for 2021, and net of tax expense of $273 for 2020	(28,914)	(8,467)	850
Total Other Comprehensive Income (Loss)	(13,328)	32,689	(10,644)
Total Comprehensive Loss	$(253,409)	$(112,084)	$(521,579)

See accompanying Notes to Consolidated Financial Statements.

Table of Contents,

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021

	2022	2021
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$229,122	$490,561
Restricted cash	17,498	17,267
Short-term investments	1,147,193	1,241,752
Accounts receivable, net	113,862	92,888
Income taxes receivable	70,204	71,201
Spare parts and supplies, net	36,875	34,109
Prepaid expenses and other	63,553	66,127
Total	1,678,307	2,013,905
Property and equipment, net	1,874,352	1,957,623
Other Assets:
Assets held for sale	14,019	29,449
Operating lease right-of-use assets	459,128	536,154
Long-term prepayments and other	100,317	80,489
Intangible assets, net	13,500	13,500
Total Assets	$4,139,623	$4,631,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$196,009	$114,400
Air traffic liability and current frequent flyer deferred revenue	590,796	631,157
Other accrued liabilities	182,036	165,050
Current maturities of long-term debt, less discount	47,836	97,096
Current maturities of finance lease obligations	25,789	24,149
Current maturities of operating leases	77,858	79,158
Total	1,120,324	1,111,010
Long-Term Debt	1,583,889	1,704,298
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	75,221	100,995
Noncurrent operating leases	347,726	423,293
Accumulated pension and other postretirement benefit obligations	135,775	160,817
Other liabilities and deferred credits	94,654	78,340
Noncurrent frequent flyer deferred revenue	318,369	296,484
Deferred tax liability, net	130,400	186,797
Total	1,102,145	1,246,726
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value per share, 51,450,904 and 51,233,369 shares issued and outstanding as of December 31, 2022 and 2021, respectively	514	512
Capital in excess of par value	287,161	269,575
Accumulated income	140,756	380,837
Accumulated other comprehensive loss, net	(95,166)	(81,838)
Total	333,265	569,086
Total Liabilities and Shareholders' Equity	$4,139,623	$4,631,120
See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2022, 2021 and 2020

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
			(in thousands)
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Loss	—	—	—	(510,935)	—	(510,935)
Dividends declared on common stock	—	—	—	(5,514)	—	(5,514)
Other comprehensive loss	—	—	—	—	(10,644)	(10,644)
Issuance of 143,354 shares of common stock, net of shares withheld for taxes	1	—	(1,374)	—	—	(1,373)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
CARES Act warrant issuance, net of tax	—	—	7,409	—	—	7,409
Share-based compensation expense	—	—	4,936	—	—	4,936
Issuance of 2,139,790 shares of common stock related to At-the-market offering	21	—	41,971	—	—	41,992
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(144,773)	—	(144,773)
Other comprehensive income	—	—	—	—	32,689	32,689
Issuance of 228,066 shares of common stock, net of shares withheld for taxes	2	—	(2,022)	—	—	(2,020)
CARES Act warrant issuance, net of tax	—	—	4,419	—	—	4,419
Share-based compensation expense	—	—	8,645	—	—	8,645
Issuance of 2,860,210 shares of common stock related to At-the-market offering	29	—	69,940	—	—	69,969
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(240,081)	—	(240,081)
Other comprehensive loss	—	—	—	—	(13,328)	(13,328)
Issuance of 217,535 shares of common stock, net of shares withheld for taxes	2	—	(1,894)	—	—	(1,892)
Amazon warrant issuance	—	—	11,571	—	—	11,571
Share-based compensation expense	—	—	7,909	—	—	7,909
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2022 and 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2022 and 2021.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in thousands)
Cash Flows From Operating Activities:
Net Loss	$(240,081)	$(144,773)	$(510,935)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	136,169	138,299	151,665
Deferred income taxes, net	(52,202)	(41,624)	(72,188)
Goodwill impairment	—	—	106,662
Impairment of assets	6,303	6,383	38,933
Stock compensation	7,909	8,645	4,936
Loss on contract termination	12,500	—	—
Loss on extinguishment of debt	8,568	38,889	—
Amortization of debt discounts and issuance costs	8,881	9,223	4,012
Employer contributions to pension and other postretirement plans	(11,861)	(10,232)	(7,691)
Pension and postretirement benefit cost	7,846	8,178	8,398
Special termination benefits and curtailment loss	—	—	5,682
Change in unrealized (gain) loss on fuel derivative contracts	2,638	(383)	(2,106)
Change in unrealized loss on investments	24,949	—	—
Foreign currency debt remeasurement (gain) loss	(26,196)	(27,593)	14,760
Other, net	(835)	7,275	(7,007)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,974)	(25,361)	29,853
Income taxes receivable	997	23,804	(30,810)
Spare parts and supplies, net	(5,824)	(1,562)	(1,066)
Prepaid expenses and other current assets	(29,300)	(13,140)	24,410
Accounts payable	92,812	5,785	(49,469)
Air traffic liability	(36,886)	146,655	(117,279)
Other accrued liabilities	16,795	24,366	(18,025)
Frequent flyer deferred revenue	18,410	46,045	70,318
Other assets and liabilities, net	21,630	52,459	46,239
Net cash provided by (used in) operating activities	(57,752)	251,338	(310,708)
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(47,532)	(39,264)	(105,313)
Proceeds from purchase assignment and sale leaseback transactions	—	—	114,000
Proceeds from disposition of equipment	12,182	755	—
Purchases of investments	(859,833)	(1,856,035)	(395,793)
Sales of investments	880,161	958,242	288,336
Net cash used in investing activities	(15,022)	(936,302)	(98,770)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	68,132	41,196
Long-term borrowings	—	1,251,705	602,264
Repayments of long-term debt and finance lease obligations	(184,306)	(611,725)	(78,824)
Dividend payments	—	—	(5,514)
Repurchases of common stock	—	—	(7,510)
Debt issuance costs and discounts	(2,236)	(24,776)	(4,975)
Other	(1,892)	(183)	(576)
Net cash provided by (used in) financing activities	(188,434)	683,153	546,061
Net increase (decrease) in cash and cash equivalents	(261,208)	(1,811)	136,583
Cash, cash equivalents, and restricted cash—Beginning of Year	507,828	509,639	373,056
Cash, cash equivalents, and restricted cash—End of Year	$246,620	$507,828	$509,639
See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
Hawaiian Holdings, Inc. (Holdings) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Holdings' primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. References to the "Company", "we," "us," "our" in these Notes to Consolidated Financial Statements include both Holdings and Hawaiian unless the context requires otherwise.
The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries, including its principal subsidiary, Hawaiian, through which the Company conducts substantially all of its operations. All significant inter-company balances and transactions have been eliminated upon consolidation.
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
Significant Accounting Policies
Cash and Cash Equivalents and Short-Term Investments
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Investments with maturities greater than three months are classified as short-term investments and stated at fair value. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Realized gains and losses on sales of investments as well as unrealized gains and losses related to changes in the fair value of equity securities and investment derivative contracts are reflected in Gains (losses) on investments, net within nonoperating income (expense) on the Consolidated statements of operations. Unrealized gains and losses on debt securities are reflected as a component of accumulated other comprehensive income (loss).
The Company reviews debt securities quarterly for credit losses and impairment. If the cost of an investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in Other, net, within non-operating expense on the Consolidated Statements of Operations, and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the Company's property and equipment:

	2022	2021
	(in thousands)
Flight equipment	$2,492,722	$2,482,686
Pre-delivery deposits on flight equipment	83,034	83,034
Other property and equipment	433,858	391,869
	3,009,614	2,957,589
Less accumulated depreciation and amortization	(1,135,262)	(999,966)
Total property and equipment, net	$1,874,352	$1,957,623

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	15-16 years, 5 - 34% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
Flight and ground equipment under finance lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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
Aircraft under finance leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other finance leases was $171.3 million and $147.8 million as of December 31, 2022 and 2021, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the Consolidated Balance Sheets, was $31.6 million and $21.1 million at December 31, 2022 and 2021, respectively. The value of construction in progress, primarily consisting of aircraft and software-related projects in 2022 and 2021, which is included in property and equipment on the Consolidated Balance Sheets, was $55.5 million and $42.4 million as of December 31, 2022 and 2021, respectively. Amortization expense related to computer software was $12.3 million, $13.1 million and $15.7 million for the years ended December 31, 2022, 2021, and 2020 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2022 and 2021, the Company had approximately $0.0 million and $5.9 million, respectively, in prepayments to one of its power-by-the-hour vendors.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Goodwill and Intangible Assets
The Company has indefinite-lived intangible assets, including goodwill. Goodwill and indefinite-lived intangible assets are not amortized and the Company assesses the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company assesses the value of its goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach.
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
As of December 31, 2022, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company assesses its indefinite-lived assets under a qualitative approach, analyzing market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.
Impairment of Long-Lived Assets
Long-lived assets used in operations, consist principally of property and equipment and have a carrying value of approximately $1.9 billion at December 31, 2022. Long-lived assets are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. To determine whether impairment exists for aircraft used in

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
During the years ended December 31, 2022, 2021, and 2020, the Company recorded impairment of $6.3 million, $6.4 million, and $39.4 million, respectively, as follows:
•In 2020, the Company recorded impairment of $39.4 million related to its ATR-42 and ATR-72 fleet, assets held under its commercial real estate subsidiary, and software-related projects that were discontinued as a result of the COVID-19 pandemic.
•In 2021, the Company announced the termination of its 'Ohana by Hawaiian operations, which operated the ATR-42 and ATR-72 aircraft under a capacity purchase agreement with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote down the related assets by approximately $6.4 million to fair value, less cost to sell, and reclassified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets. Additionally, in the second quarter of 2021, management committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets.
•In 2022, the Company recorded impairment of $6.3 million on its remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions.
The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation, available market information, and consideration of recent transaction and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.
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
Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, the Company announced the further extension of ticket validity for eligible tickets impacted by the COVID-19 pandemic, including all Main Cabin and First Class passenger tickets purchased in 2021, to December 31, 2022. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information, available market information, forecasted trends, and the extension of the ticket validity date for those tickets impacted by COVID-19 and applies the estimated spoilage rate to passenger revenues for each specific period. Given the ongoing impacts of the COVID-19 pandemic on actual results, the Company continues to monitor customers' travel behavior and may adjust its estimates in the future.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
In 2020, the Company amended its policy to eliminate ticket change fees, excluding its Main Cabin Basic products. Ticket change fees are recorded in Air traffic liability and recognized when the related transportation is provided. During the twelve months ended December 31, 2022, 2021 and 2020, the Company recognized approximately $5.3 million, $4.8 million and $11.3 million, respectively in ticket change fee revenue related to tickets sold prior to the policy change.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

In April 2021, the Company announced the elimination of its HawaiianMiles expiration policy, effective immediately. Prior to April 2021, miles expired after 18 months of member account inactivity. The Company reviews its breakage estimates, which impacts ETV and loyalty recognition patterns, annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). The Company's estimate of the expected expiration of miles requires management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile. Management continues to monitor customers' travel behavior, changes in policies, and other factors, and may adjust its estimates in the future as additional information becomes available.
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
Costs to Obtain or Fulfill a Contract
In order for the Company to provide transportation to its customers, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2022 and 2021, the Company's asset balance associated with these costs were $13.2 million and $13.9 million, respectively. During the twelve months ended December 31, 2022, 2021, and 2020, expenses related to these costs totaled to $83.1 million, $45.1 million, and $24.6 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
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
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $22.6 million, $20.2 million and $15.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Financial Derivative Instruments
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global aircraft fuel prices, interest rates and foreign currency exchange rates. Derivative instruments in the Company's fuel and investment portfolios were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment, and as a result, any change in the fair value of these derivative instruments is adjusted through Other Nonoperating Income (Expense) in the Consolidated Statement of Operations in the period of change.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2022	2021	2020	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains	$—	$—	$(3,075)	Passenger revenue
Foreign currency derivative gains	—	—	(3,945)	Nonoperating income (expense), other, net
Total before tax	—	—	(7,020)
Tax expense	—	—	1,737
Total, net of tax	$—	$—	$(5,283)
Amortization of defined benefit pension items
Actuarial loss	$2,063	$4,195	$4,048	Nonoperating income (expense), other, net
Prior service cost	438	370	712	Nonoperating income (expense), other, net
Special termination benefits	—	—	5,258	Other nonoperating special items
Curtailment loss	—	—	424	Other nonoperating special items
Total before tax	2,501	4,565	10,442
Tax benefit	(640)	(1,103)	(2,309)
Total, net of tax	$1,861	$3,462	$8,133
Short-term investments
Realized gain on sales of investments	(228)	(2,208)	(959)	Gains (losses) on investments, net
Realized loss on sales of investments, net	22,222	677	270	Gains (losses) on investments, net
Total before tax	21,994	(1,531)	(689)
Tax expense	(5,428)	379	168
Total, net of tax	16,566	(1,152)	(521)
Total reclassifications for the period	$18,427	$2,310	$2,329
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	13,725	(45,480)	(31,755)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,861	16,566	18,427
Net current-period other comprehensive income (loss), net of tax	15,586	(28,914)	(13,328)
Ending balance	$(59,439)	$(35,727)	$(95,166)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2021	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(116,181)	$1,654	$(114,527)
Other comprehensive income (loss) before reclassifications, net of tax	37,694	(7,315)	30,379
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,462	(1,152)	2,310
Net current-period other comprehensive income (loss), net of tax	41,156	(8,467)	32,689
Ending balance	$(75,025)	$(6,813)	$(81,838)

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
The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 398,509 and 550,112 for the twelve months ended December 31, 2022 and 2021, respectively. Unvested warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of December 31, 2022, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451. Refer to Note 14 to the Notes to Consolidated Financial Statements for additional discussion.
The following table shows the Company's computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except for per share data)
Numerator:
Net Loss	$(240,081)	$(144,773)	$(510,935)
Denominator:
Weighted average common shares outstanding—Basic	51,361	50,769	46,100
Dilutive effect of share-based awards and warrants	—	—	—
Weighted average common shares outstanding—Diluted	51,361	50,769	46,100
Net Loss Per Common Stock Share:
Basic	$(4.67)	$(2.85)	$(11.08)
Diluted	$(4.67)	$(2.85)	$(11.08)
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The majority of the Company's revenue is derived from transporting passengers on its aircraft. Holdings' primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the state of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$2,304,522	$1,504,151	$640,153
Pacific	336,745	92,433	204,660
Total operating revenue	$2,641,267	$1,596,584	$844,813
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions. Domestic revenue includes the company's North America and Interisland operations. During the years ended December 31, 2022, 2021, and 2020, North America routes accounted for approximately 82%, 83% and 78% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Year Ended December 31,
	2022	2021	2020
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$2,152,536	$1,264,059	$616,214
Frequent flyer revenue, transportation component	182,904	106,843	48,585
Passenger Revenue	$2,335,440	$1,370,902	$664,799

Other revenue (e.g. cargo and other miscellaneous)	$182,468	$126,349	$94,187
Frequent flyer revenue, marketing and brand component	123,359	99,333	85,827
Other Revenue	$305,827	$225,682	$180,014
For the twelve months ended December 31, 2022, 2021, and 2020, the Company's total revenue was $2.6 billion, $1.6 billion, and $0.8 billion, respectively. As of December 31, 2022 and 2021, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $414.5 million and $448.2 million, respectively, which represents future revenue that is expected to be realized.
During the twelve months ended December 31, 2022, 2021, and 2020, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $436.5 million, $184.0 million, and $254.8 million, respectively.
Prior to the second quarter of 2020, non-refundable tickets sold and credits issued generally expired 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, the Company announced the further extension of ticket validity to December 31, 2022, which also included all Main Cabin and First Class passenger tickets purchased in 2021. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, forecasted trends and the extension of the expiration date for certain tickets impacted by the COVID-19 pandemic.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
At December 31, 2022, $151.9 million of passenger tickets expired unused after receiving extended validity dates throughout the past two years. During the years ended December 31, 2022 and 2021, the Company recognized approximately $100.5 million and $51.4 million, respectively, in advanced ticket breakage related to these tickets.

Excluding tickets with extended validity dates, as discussed above, the Company recognized advanced breakage of $49.8 million, $48.3 million, and $12.8 million, during the years ended December 31, 2022, 2021 and 2020, respectively. Despite improvements in the industry and overall travel demand, the unflown rates continue to have higher than normal volatility in comparison to historical trends. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer
The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's Consolidated Balance Sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2022 and 2021, the balances were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$166,211	$169,687
Noncurrent frequent flyer deferred revenue	318,369	296,484
Total frequent flyer liability	$484,580	$466,171

The table below presents a roll forward of Frequent flyer deferred revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Total Frequent flyer liability - beginning balance	$466,171	$420,125
Miles awarded	205,614	155,178
Travel miles redeemed (Passenger Revenue)	(182,904)	(106,843)
Non-travel miles redeemed (Other Revenue)	(4,301)	(2,289)
Total Frequent flyer liability - ending balance	$484,580	$466,171

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Short-Term Investments
The following is a summary of short-term investments held as of December 31, 2022 and 2021:

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$340,493	$139	$(23,009)	$317,623
U.S. government and agency securities	467,049	181	(12,341)	454,889
Other fixed income securities	110,881	23	(6,499)	104,405
Asset-backed securities	30,205	—	(2,039)	28,166
Collateralized loan obligations	43,736	130	(3,684)	40,182
Bank notes	11,493	3	(192)	11,304
Derivatives	43	1,433	(178)	1,298
Equity securities	213,569	—	(26,109)	187,460
Other investments measured at net asset value	2,087	—	(221)	1,866
Total short-term investments	$1,219,556	$1,909	$(74,272)	$1,147,193

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$450,954	$277	$(4,652)	$446,579
U.S. government and agency securities	374,113	87	(1,893)	372,307
Other fixed income securities	142,035	62	(564)	141,533
Asset-backed securities	19,372	7	(71)	19,308
Collateralized loan obligations	51,082	32	(116)	50,998
Bank notes	8,110	—	(20)	8,090
Derivatives	—	821	(74)	747
Equity securities	202,068	1	(2,023)	200,046
Other investments measured at net asset value	2,193	—	(49)	2,144
Total short-term investments	$1,249,927	$1,287	$(9,462)	$1,241,752
The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Debt securities
Corporate debt	$145,299	$(10,104)	$159,216	$(12,905)	$304,515	$(23,009)
U.S. government and agency debt	314,790	(8,097)	98,653	(4,244)	413,443	(12,341)
Other fixed income securities	17,836	(1,191)	23,316	(5,308)	41,152	(6,499)
Asset-backed securities	11,155	(755)	14,435	(1,284)	25,590	(2,039)
Collateralized loan obligations	28,133	(2,372)	9,491	(1,312)	37,624	(3,684)
Bank notes	2,836	(192)	—	—	2,836	(192)
Other investments measured at net asset value	865	(221)	—	—	865	(221)
	$520,914	$(22,932)	$305,111	$(25,053)	$826,025	$(47,985)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Debt securities
Corporate debt	$316,719	$(4,239)	$83,889	$(413)	$400,608	$(4,652)
U.S. government and agency debt	291,949	(1,716)	52,501	(177)	344,450	(1,893)
Other fixed income securities	28,198	(638)	—	—	28,198	(638)
Asset-backed securities	16,949	(67)	1,046	(4)	17,995	(71)
Collateralized loan obligations	24,030	(116)	—	—	24,030	(116)
Bank notes	3,990	(20)	—	—	3,990	(20)
Other investments measured at net asset value	2,144	(49)	—	—	2,144	(49)
	$683,979	$(6,845)	$137,436	$(594)	$821,415	$(7,439)
As of December 31, 2022 and December 31, 2021, the Company's unrealized losses from debt securities were generated from 496 positions out of 547 positions and 451 positions out of 558 positions, respectively.
Debt securities in a continuous unrealized loss position for twelve months or greater as of December 31, 2022 and December 31, 2021 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on our debt securities as of December 31, 2022 were temporary in nature.

The Company has also evaluated its debt securities and did not recognize any significant credit losses as of December 31, 2022 and December 31, 2021.

For the twelve months ended December 31, 2022 and 2021, the unrealized losses on equity securities were $26.3 million and $2.1 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Contractual maturities of short-term investments as of December 31, 2022 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt securities
Corporate debt securities	$2,794	$236,545	$78,284	$317,623
U.S. government and agency securities	39,472	406,126	9,291	454,889
Other fixed income securities	60,884	29,671	13,850	104,405
Asset-backed securities	481	18,238	9,447	28,166
Collateralized loan obligations	—	—	40,182	40,182
Bank notes	—	7,260	4,044	11,304
Total debt securities	$103,631	$697,840	$155,098	$956,569
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$46,729	$46,535	$194	$—
Restricted cash	17,498	17,498	—	—
Short-term investments
Debt securities
Corporate debt securities	317,623	—	309,450	8,173
U.S. government and agency securities	454,889	—	454,889	—
Other fixed income securities	104,405	—	104,405	—
Asset-backed securities	28,166	—	19,133	9,033
Collateralized loan obligations	40,182	—	37,624	2,558
Bank notes	11,304	—	1,878	9,426
Derivatives	1,298	—	1,298	—
Equity securities	187,460	186,670	790	—
Other investments measured at net asset value	1,866	—	—	—
Total short-term investments	1,147,193	186,670	929,467	29,190
Other Assets
Assets held for sale	14,019	—	—	14,019
Crude oil call options	5,308	—	5,308	—
Total assets measured at fair value	$1,230,747	$250,703	$934,969	$43,209

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$339,522	$239,912	$99,610	$—
Restricted cash	17,267	17,267	—	—
Short-term investments
Debt securities
Corporate debt securities	446,579	—	446,579	—
U.S. government and agency securities	372,307	—	372,307	—
Other fixed income securities	142,280	—	142,280	—
Asset-backed securities	18,561	—	14,558	4,003
Collateralized loan obligations	50,998	—	47,676	3,322
Bank notes	8,090	—	1,337	6,753
Derivatives	747	—	747	—
Equity securities	200,046	200,046	—	—
Other investments measured at net asset value	2,144	—	—	—
Total short-term investments	1,241,752	200,046	1,025,484	14,078
Assets held-for-sale	29,449	—	—	29,449
Total assets measured at fair value	$1,627,990	$457,225	$1,125,094	$43,527

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Cash equivalents and restricted cash.  The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of December 31, 2022, approximately $17.5 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

Short-term investments.  The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, bank notes, equity securities, and derivative instruments as further discussed in Note 5, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2022 is as follows:

	Short-term Investment Activity for the Twelve Months Ended December 31, 2022
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Total
	(in thousands)
Beginning balance as of January 1, 2022	$4,003	$6,753	$3,322	$—	$14,078
Purchases	5,449	3,440	2,100	8,593	19,582
Proceeds from sale	—	—	(122)	—	(122)
Redemptions and paydowns	(143)	(747)	(2,852)	—	(3,742)
Amortization and accretion, net	98	9	(10)	47	144
Realized and unrealized gains (losses), net	(374)	(29)	120	(467)	(750)
Ending balance as of December 31, 2022	$9,033	$9,426	$2,558	8,173	$29,190

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

Fuel derivative contracts.  The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices. The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. Any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change. The Company’s fuel derivative contracts consist of crude oil call options, which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility, among others.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts related to the ATR-42 and ATR-72 fleet, and commercial real estate. These assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held for sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

The reconciliation of our assets held for sale measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2022 is as follows:

	Assets Held for Sale Activity for the Twelve Months Ended December 31, 2022
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of January 1, 2022	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from sale	(12,580)	—	(12,580)
Impairment charge	(6,303)	—	(6,303)
Realized gains	3,460	—	3,460
Realized losses	(7)	—	(7)
Ending balance as of December 31, 2022	$7,728	$6,291	$14,019
The table below presents the Company's debt measured at fair value:

Fair Value of Debt
December 31, 2022					December 31, 2021
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)
$1,631,725	$1,356,561	$—	$—	$1,356,561	$1,838,954	$1,808,530	$—	$—	$1,808,530
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Losses realized at settlement	$(401)	$(165)	$(9,035)
Prior period unrealized amounts	—	382	2,487
Unrealized gains (losses) that will settle in future periods	(2,640)	—	(382)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(3,041)	$217	$(6,930)
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of December 31, 2022 and 2021, the Company's derivative positions reflected a net asset position of $1.3 million and $0.7 million within the portfolio. During the years ended December 31, 2022 and 2021, the Company recognized net realized and unrealized gain of $5.1 million and $0.1 million, respectively, through Nonoperating income (expense). During the year ended December 31, 2020, no realized and unrealized gains and losses were recognized through nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of December 31, 2022

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	57,288 gallons	December 2023	$5,308	$—	$5,308
Foreign currency derivatives	Short-term investments	36,426 European Dollars	March 2025	$1,254	$(46)	$1,208
Interest rate contracts	Short-term investments	32,891 US Dollars	March 2026	$190	$(100)	$90
As of December 31, 2021, the Company did not hold any derivative positions.
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $6.6 million and $0.0 million as of December 31, 2022 and 2021.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2022 and 2021, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.
8. Debt
Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	December 31,
	2022	2021
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$184,572	$196,338
Class B EETC-13, fixed interest rate of 4.95%, semiannual principal and interest payments	—	45,090
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	23,524	30,213
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	20,350	26,271
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	64,276	91,041
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	55,731	70,269
Class A EETC-20, fixed interest rate of 7.375%, semiannual principal and interest payments	—	48,245
Class B EETC-20, fixed interest rate of 11.25%, semiannual principal and interest payments	—	19,504
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(28,711)	(37,560)
Total debt	$1,631,725	$1,801,394
Less: Current maturities of long-term debt	(47,836)	(97,096)
Long-Term Debt, less discount	$1,583,889	$1,704,298

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
In August 2020, the Company completed a $262.0 million offering of Class A and B pass-through certificates, Series 2020-1 utilizing a pass through trust (the 2020-1 EETC). The terms of the loans had a final maturity date of September 2027 and September 2025, at fixed installment coupon rates of 7.375% and 11.250%, respectively. The 2020-1 EETC was secured by two A330-200 aircraft and six A321-200neo aircraft.

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

In June 2022, the Company repurchased the remaining $62.4 million of outstanding Series 2020-1A and Series 2020-1B Equipment Notes. The repurchase resulted in the recognition of a loss on extinguishment of debt of $8.6 million during the year ended December 31, 2022, which is reflected in the nonoperating income (expense), Loss on extinguishment of debt line item on the Consolidated Statements of Operations.

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

At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item in the Consolidated Statements of Operations. During 2022 and 2021, the Company recorded foreign currency unrealized gains of $26.2 million and $27.6 million, respectively.

Revolving Credit Facility

In March 2020, the Company drew down $235 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. In February 2021, the Company repaid the $235 million outstanding amount drawn on its revolving credit facility.

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Revolving Credit

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Facility requires that the Company maintain $300 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated. As of December 31, 2022, the Company has $235 million undrawn and available under its revolving credit facility.

Payroll Support Program Loans

The Company participated in the initial PSP, the PSP Extension, and the PSP3. During the twelve months ended December 31, 2021, the Company received $372.4 million in payroll support payments. The support payments included total grants of $320.6 million that were recognized as a contra-expense in the Consolidated Statements of Operations. A summary of the amounts received and warrants issued as of December 31, 2022 under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at December 31, 2022
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension	192.7	164.9	27.8	0.2	0.3%
Payroll Support Program 3	179.7	155.8	23.9	0.1	0.2%
Total	$673.3	$561.3	$112.0	0.8	1.5%

Payroll Support Program. In April 2020, the Company entered into a Payroll Support Program agreement (the PSP Agreement) with the U.S. Department of Treasury (the Treasury) under the CARES Act. Pursuant to the PSP Agreement, the Treasury provided the Company with financial assistance, paid in installments, totaling approximately $300.9 million. The Company issued a promissory note to the Treasury (the PSP Note) for approximately $60.3 million and agreed to issue to the Treasury a total of 509,964 warrants to purchase shares of the Company's common stock at an exercise price of $11.82 per share (the PSP Warrants) pursuant to the PSP Agreement. The PSP Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. The Company recorded the value of the PSP Note and the PSP Warrants on a relative fair value basis as $53.6 million in noncurrent debt and $6.7 million in additional paid in capital, respectively.

Payroll Support Program Extension. In January 2021, the Company entered into a PSP extension agreement (the PSP Extension Agreement) and contemporaneously entered into a warrant agreement (the Warrant Extension Agreement) with the Treasury and issued a promissory note to the Treasury (the PSP Extension Note). During the twelve months ended December 31, 2021, the Company received a total of $192.7 million in financial assistance, to be used exclusively for continuing to pay employee salaries, wages and benefits, including the payment of lost wages, salaries and benefits to certain returning employees as defined in the PSP Extension Agreement. These support payments consisted of $164.9 million in a grant and $27.8 million in an unsecured 10-year low interest loan, and as compensation to the U.S. government, and pursuant to the Warrant Extension Agreement, the Company issued warrants to the Treasury to purchase up to a total of 156,340 shares of its common stock at an exercise price of $17.78 per share (the PSP Extension Warrants). The PSP Extension Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company's option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. The Company recorded the value of the PSP Extension Note and the PSP Extension Warrants on a relative fair value basis as $23.8 million in noncurrent debt and $4.0 million in additional paid in capital, respectively.

Payroll Support Program 3. In April 2021, the Company entered into a Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), a promissory note (the PSP3 Note), and a Warrant Agreement (the PSP3 Warrant Agreement). The PSP3 Agreement extends (i) the prohibition on conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later, (ii) the prohibitions on share repurchases and dividends through September 2022, and (iii) the limitations on executive compensation through April 1, 2023.

During the twelve months ended December 31, 2021, the Company received $179.7 million in payroll support payments under the PSP3 Agreement, consisting of $155.8 million in a grant and $23.9 million in an unsecured 10-year low interest loan. As compensation to the U.S. government, and pursuant to the PSP3 Warrant Agreement, the Company issued warrants to the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

As of December 31, 2022, approximately $17.5 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Debt Maturities

As of December 31, 2022, the scheduled maturities of debt, excluding debt issuance costs, are as follows (in thousands):

2023	$49,118
2024	46,978
2025	60,697
2026	1,339,518
2027	12,065
Thereafter	152,060
$1,660,436

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. We were in compliance with the covenants in these debt agreements as of December 31, 2022.

9. Leases
The Company leases aircraft, engines, airport terminal facilities, maintenance hangars, commercial real estate, and other property and equipment, among other items. The Company combines lease and non-lease components in calculating the Right-of-Use (ROU) asset and lease liabilities for the aforementioned asset groups. Certain leases include escalation clauses, renewal options, and/or termination options. When lease renewals or termination options are considered to be reasonably certain, such periods are included in the lease term and fixed payments are included in the calculation of the lease liability and ROU asset.
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

Aircraft, Engines, and Aircraft Equipment

As of December 31, 2022, the Company leased 21 of its 64 aircraft. Of the 21 lease contracts, 4 aircraft lease contracts were accounted for as finance leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from 1 year to 10 years. The Company also has 2 engines under operating lease with remaining lease terms of 3 years and 4 years, respectively. The Company has a flight simulator under a finance lease with a remaining lease term of approximately 3 years.

Airport Terminal Facilities
The Company's facility leases are primarily for terminal space at airports that it serves, most notably, its operations in the state of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 27 years. At the majority of U.S. airports, the lease rates depend on airport

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the Company's balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 4 years.
Maintenance Hangar
The Company leases a cargo and maintenance hangar at the Daniel K. Inouye International Airport. The lease is accounted for as an operating lease and has a remaining lease term of 29 years as of December 31, 2022.
Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 3 years. Certain lease IT assets are embedded within service agreements. The combined lease and non-lease components of those agreements are included in the ROU asset and lease liability.
Lease Position as of December 31, 2022
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet.

		As of December 31,
	Classification on the Balance Sheet	2022	2021
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$459,128	$536,154
Finance lease assets	Property and equipment, net	90,847	114,376
Total lease assets		$549,975	$650,530

Liabilities:
Current
Operating	Current maturities of operating leases	$77,858	$79,158
Finance	Current maturities of finance lease obligations	25,789	24,149
Noncurrent
Operating	Noncurrent operating leases	347,726	423,293
Finance	Finance lease obligations	75,221	100,995
Total lease liabilities		$526,594	$627,595

Weighted-average remaining lease term
Operating leases		10.4 years	10.4 years
Finance leases		6.9 years	7.2 years
Weighted-average discount rate
Operating leases (1)		5.72%	5.63%
Finance leases		4.30%	4.37%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the twelve months ended December 31, 2022 and 2021, the total lease costs for finance and operating leases were as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$23,265	$23,339	$23,197
Interest of lease liabilities	4,963	6,022	6,887
Operating lease cost (1)	105,445	110,864	108,505
Short-term lease cost (1)	2,650	2,909	981
Variable lease cost (1)	142,894	112,475	68,212
Total lease cost	$279,217	$255,609	$207,782
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the Consolidated Statements of Operations.
During the twelve months ended December 31, 2022, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating cash flows for operating leases	105,021	110,286	113,585
Operating cash flows for finance leases	4,948	5,997	6,887
Financing cash flows for finance lease	24,137	23,040	22,295
Undiscounted Cash Flows
As of December 31, 2022, the scheduled future minimum rental payments under finance leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2023	$22,972	$6,564	$86,467	$13,154
2024	16,669	1,175	77,497	13,249
2025	11,941	974	56,045	12,084
2026	11,047	236	49,734	10,127
2027	11,047	236	34,772	6,072
Thereafter	27,400	6,170	60,233	148,767
Total minimum lease payments	$101,076	$15,355	$364,748	$203,453
Less: amounts representing interest	(12,240)	(3,180)	(58,918)	(83,699)
Present value of future minimum lease payments	$88,836	$12,175	$305,830	$119,754
Less: current maturities of lease obligations	(19,602)	(6,187)	(70,537)	(7,321)
Long-term lease obligations	$69,234	$5,988	$235,293	$112,433

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Income Taxes
The significant components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$(1,073)	$1,522	$(113,010)
State	(493)	(448)	(3,919)
	$(1,566)	$1,074	$(116,929)
Deferred
Federal	$(49,646)	$(39,589)	$(52,824)
State	(2,556)	(2,035)	(19,364)
	$(52,202)	$(41,624)	$(72,188)
Income tax benefit	$(53,768)	$(40,550)	$(189,117)

The income tax benefit differed from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income tax benefit computed at the statutory federal rate	$(61,709)	$(38,918)	$(147,012)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(11,186)	(6,203)	(22,508)
Nondeductible meals	597	466	271
Goodwill impairment	—	—	22,399
Change in valuation allowance	17,805	4,445	7,070
CARES Act (NOL carryback)	—	—	(45,417)
Stock compensation	920	436	473
Other	(195)	(776)	(4,393)
Income tax benefit	$(53,768)	$(40,550)	$(189,117)
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$35,384	$41,740
Operating leases liabilities	104,938	124,570
Finance leases	2,616	2,641
Air traffic liability and frequent flyer liability	84,723	118,005
Partnership deferred revenue	4,377	5,242
Federal and state net operating loss carryforwards	86,452	26,725
Accrued compensation	16,720	15,377
Other accrued assets	16,803	14,360
Capital losses	10,271	—
Deferred interest under IRC Section 163(j)	34,132	18,956
Other assets	23,612	14,090
Total gross deferred tax assets	420,028	381,706
Less: Valuation allowance	(31,867)	(14,062)
Net deferred tax assets	$388,161	$367,644
Deferred tax liabilities:
Intangible assets	$(3,205)	$(3,223)
Property and equipment, principally accelerated depreciation	(377,943)	(394,207)
Finance leases	(787)	(5,228)
Operating lease right-of-use assets	(115,765)	(135,659)
Other liabilities	(20,861)	(16,124)
Total deferred tax liabilities	(518,561)	(554,441)
Net deferred tax liability	$(130,400)	$(186,797)
As of December 31, 2022, the Company had federal and state NOL carryforwards of $236.0 million and $708.0 million, respectively. The Company's federal NOLs have an indefinite carryover period and state net operating losses will begin to expire in 2024 if not utilized. Utilization of the Company's NOL carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The Company's NOL carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2022, the Company had gross realized capital loss carryforwards of $16.7 million, which expire in 2027 if not utilized.
As of December 31, 2022, the Company had research and development tax credit and Work Opportunity tax credit carryforwards totaling $3.9 million, which may be used to offset future tax liabilities, and which will begin to expire in 2034.
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
The tax benefit of the state NOL carryforwards as of December 31, 2022 was $37.0 million, of which $21.6 million has a valuation allowance. The tax benefit of the capital loss carryforwards as of December 31, 2022 was $10.3 million, of which $4.1 million relates to net realized capital losses that will expire in 2027 if not utilized and $6.2 million relates to net unrealized capital losses. A full valuation allowance has been recorded against this entire amount. The tax benefit of the state NOL carryforwards as of December 31, 2021 was $25.6 million, of which $14.1 million has a valuation allowance.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
effective income tax rates or result in an adjustment to the valuation allowance. The Company records the uncertain tax position liability in Other accrued liabilities (current) and Other liabilities and deferred credits (non-current) in the Consolidated Balance Sheet, based on the period in which the Company expects the unrecognized tax benefits will be resolved. As of December 31, 2022, the Company has $0.8 million of uncertain tax positions that may decrease within the next twelve months due to the expiration of the statute of limitations.
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2022	2021	2020
	(in thousands)
Balance at January 1	$3,771	$3,449	$6,263
Increases related to prior year tax positions	(81)	11	104
Increases related to current year tax positions	568	672	562
Settlements with taxing authority	—	—	(1,063)
Effect of the expiration of statutes of limitation	(513)	(361)	(2,417)
Balance at December 31	$3,745	$3,771	$3,449
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. In 2022, 2021, and 2020, the Company recognized expense (benefit) of $0.0 million, $0.0 million, and $(0.7) million, respectively, for interest and penalties on uncertain tax positions. As of December 31, 2022 and 2021, the Company accrued approximately $0.1 million and $0.2 million, respectively, for the payment of interest and penalties related to uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for tax years 2018 and beyond, and state income tax returns for tax years 2017 and beyond remain subject to examination by the Internal Revenue Service and state taxing authorities.
11. Assets Held-For-Sale

During the second quarter of 2021, the Company reclassified approximately $29.5 million in long-lived assets as held for sale as follows:

•The Company announced the termination of its 'Ohana by Hawaiian operations, which utilizes its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets.

•The Company committed to a plan to sell certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.1 million as assets held for sale on the Consolidated Balance Sheets.

During the second quarter of 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations. During the third quarter of 2022, the Company estimated the fair value of its remaining ATR-42 and ATR-73 aircraft, using available market information and in consideration of recent transactions, which resulted in the recognition of a $6.3 million impairment charge, which was recorded as a Special item in the Consolidated Statements of Operations.

As of December 31, 2022 and 2021, the Company had approximately $14.0 million and $29.4 million, respectively, in assets held for sale on the Consolidated Balance Sheets. Management continues to actively market the above referenced assets and expects their sale within the upcoming 12 months, and will continue to monitor the asset groups for potential impairment.
12. Special Items
Special items in the Consolidated Statements of Operations consisted of the following:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating special items:
Contract termination fee (1)	$12,500	$—	$—
Assets held-for-sale impairment (2)	6,303	—	—
Ohana by Hawaiian termination (3)	—	8,983	—
Collective bargaining agreement payment (4)	—	—	20,242
Goodwill impairment (5)	—	—	106,662
Long-lived asset impairment (6)	—	—	38,933
Capitalized software projects (6)	—	—	509
Severance and benefit costs (7)	—	—	17,765
Total Operating special items	$18,803	$8,983	$184,111
Nonoperating special items:
Other nonoperating special items:
Special termination benefits (8)	$—	$—	$5,258
Curtailment loss (8)	—	—	424
Total Other nonoperating special items	$—	$—	$5,682
(1)In December 2022, the Company entered into a Memorandum of Understanding (MOU) with its third-party service provider to early terminate its Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS). The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. In connection with the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.
(2)As discussed in Note 11, during the year ended December 31, 2022, the Company recognized impairment of $6.3 million related to its assets held-for-sale.
(3)In the second quarter of 2021, the Company announced the termination of its 'Ohana by Hawaiian operations. The Company wrote-down the asset group to fair value, less cost to sell by approximately $6.4 million. Additionally, the Company recorded a one-time charge of approximately $2.6 million for the early termination of its CPA.
(4)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (the CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the twelve months ended December 31, 2020, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the Consolidated Statements of Operations.
(5)As discussed in Note 1, the Company recognized a goodwill impairment charge of $106.7 million during the twelve months ended December 31, 2020.
(6)As discussed in Note 1, the Company recognized an impairment of long-lived assets of $39.4 million during the twelve months ended December 31, 2020.
(7)During the third quarter of 2020, the Company announced and completed voluntary separation program offerings across each of its labor groups. In addition to separation payments, the Company offered its employees, based on labor group, age, and years of service, special termination benefits in the form of retiree healthcare benefits as discussed below. The election and revocation windows for these programs closed during the quarter. Additionally, the Company announced involuntary separations and temporary leave programs, the majority of which were effective October 1, 2020. Combined, the separation and temporary leave programs represented a reduction of approximately 32% of the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Company's workforce. The Company recorded $17.8 million during the twelve months ended December 31, 2020 related to the workforce reduction and separation programs.
(8)During the twelve months ended December 31, 2020, the Company recorded $5.7 million in special termination benefits and curtailment losses related to the Company's pension and other postretirement benefit plans in connection with its voluntary separation programs. See Note 13 for additional information.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2022		2021
	Pension	Other	Pension	Other
	(in thousands)
Change in projected benefit obligations
Benefit obligations, beginning of year	$(452,625)	$(165,729)	$(474,750)	$(171,480)
Service cost	—	(9,568)	—	(11,744)
Interest cost	(13,101)	(5,220)	(12,216)	(4,769)
Actuarial gains	102,544	42,834	9,738	16,623
Benefits paid	25,637	6,728	24,603	5,641
Less: federal subsidy on benefits paid	N/A	—	N/A	—
Plan amendments	—	(1,750)	—	—
Benefit obligation at end of year (a)	$(337,545)	$(132,705)	$(452,625)	$(165,729)
Change in plan assets
Fair value of assets, beginning of year	$405,366	$44,632	$382,846	$38,710
Actual return on plan assets	(93,701)	(6,879)	46,297	3,357
Employer contribution	—	4,045	—	4,008
Benefits paid	(24,813)	(1,904)	(23,777)	(1,443)
Fair value of assets at end of year	$286,852	$39,894	$405,366	$44,632
Unfunded status at December 31	$(50,693)	$(92,811)	$(47,259)	$(121,097)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(789)	$(6,941)	$(800)	$(6,739)
Noncurrent benefit liability	(49,904)	(85,870)	(46,459)	(114,358)
	$(50,693)	$(92,811)	$(47,259)	$(121,097)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$106,906	$(49,505)	$94,537	$(16,161)
Prior service cost (credit)	—	5,002	—	3,690
	$106,906	$(44,503)	$94,537	$(12,471)
_______________________________________________________________________________
(a)The accumulated pension benefit obligation as of December 31, 2022 and 2021 was $337.5 million and $452.6 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the net periodic benefit cost:

	2022		2021		2020
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$9,568	$—	$11,744	$12	$10,791
Other cost:
Interest cost	13,101	5,220	12,216	4,769	14,639	5,167
Expected return on plan assets	(23,809)	(2,077)	(23,327)	(1,785)	(23,418)	(1,746)
Recognized net actuarial loss (gain)	2,596	(533)	4,407	(212)	4,091	(43)
Prior service cost	—	438	—	370	—	288
Total other components of the net periodic benefit cost	$(8,112)	$3,048	$(6,704)	$3,142	$(4,688)	$3,666
Special/contractual termination benefits	—	—	—	—	—	5,258
Curtailment loss	—	—	—	—	—	424
Net periodic benefit cost	$(8,112)	$12,616	$(6,704)	$14,886	$(4,676)	$20,139
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$14,966	$(35,051)	$(32,709)	$(16,989)	$8,376	$3,409
Current year prior service cost	—	1,750	—	—	—	3,260
Amortization of actuarial gain (loss)	(2,596)	533	(4,407)	212	(4,091)	43
Amortization of prior service cost	—	(438)	—	(370)	—	(712)
Settlement and curtailment loss	—	—	—	—	—	—
Total recognized in other comprehensive loss	$12,370	$(33,206)	$(37,116)	$(17,147)	$4,285	$6,000
Total recognized in net periodic benefit cost and other comprehensive loss	$4,258	$(20,590)	$(43,820)	$(2,261)	$(391)	$26,139
Service costs are recorded within Wages and benefits in the Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the Nonoperating income (expense), other line item in the Consolidated Statements of Operations. During the twelve months ended December 31, 2022 and 2021, the Company was not required to and did not make cash contributions to its defined benefit and other post-retirement plans.

The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2022		2021		2022	2021	2022		2021
Discount rate to determine net periodic benefit expense	2.98%		2.63%		3.02%	2.62%	3.03%		2.67%
Discount rate to determine projected benefit obligation	5.58%		2.98%		5.57%	2.99%	5.52%		3.03%
Expected return on plan assets	6.06%	**	6.29%		N/A	N/A	4.35%	**	4.28%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		6.25%	6.50%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		5	6	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.75%	6.25%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		8	6	N/A		N/A
_______________________________________________________________________________

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.25% in both 2022 and 2021).
** Expected return on plan assets used to determine the net periodic benefit expense for 2023 is 7.1% for Pension and 6.2% for Disability.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2023 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$3,975	$(2,345)
Amortization of prior service cost	—	497
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$3,975	$(1,848)
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2022 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2022	Target
Equity securities	55%	60%
Fixed income securities	41%	35%
Real estate investment trusts	4%	5%
	100%	100%
The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2022	2021
	(in thousands)
Pension Plan Assets:
Equity index funds	$158,580	$226,291
Fixed income funds	113,029	158,334
Real estate investment fund	12,844	18,614
Insurance company pooled separate account	2,399	2,127
Total	$286,852	$405,366
Postretirement Assets:
Common collective trust fund	$39,716	$44,509
Money market fund	178	123
	$39,894	$44,632

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
Based on current legislation and assumptions, the Company does not expect to have a minimum contribution requirement for 2023 as sufficient funding balance exists to cover all funding requirements in 2023. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2023	$26,886	$9,388	$—
2024	27,424	8,935	—
2025	27,668	8,973	—
2026	27,760	9,701	—
2027	27,718	9,856	—
2028 - 2032	133,029	54,916	—
	$270,485	$101,769	$—
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground personnel, and salaried personnel. Contributions to the Company's defined contribution plans were $57.0 million, $47.3 million and $43.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Amazon Agreement
On October 20, 2022, Hawaiian and Amazon.com Services LLC (Customer), a wholly owned subsidiary of Amazon.com, Inc. (Amazon), entered into an Air Transportation Services Agreement (the ATSA) under which the Company will provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years.

The ATSA provides for the Company to initially operate ten A330-300F aircraft for air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums. As part of the ATSA, the Company received $11.5 million toward start-up costs which has been recorded in Other liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract. Operations under the ATSA are expected to commence in the fourth quarter of 2023. During the year ended December 31, 2022, $0 was amortized into revenue on the Company's Consolidated Statements of Operations.

The Company and Amazon also entered into a Transaction Agreement, under which, the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 9,442,443 shares (the Warrant Shares), of the Company's common stock, par value $0.01 per share, valued at approximately $82.5 million, which will be recognized as a reduction of revenue over the vesting period. At execution, 1,258,992 Warrant Shares, valued at $11.6 million, vested upon warrant issuance, and are recorded in Other assets in the Consolidated Balance Sheet. Future vesting is based on payments to be made by Amazon or its affiliates either under the ATSA or generally with respect to air cargo or air charters, excluding commercial passenger service, up to $1.8 billion in the aggregate. Subject to certain conditions, including vesting, the Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before October 20, 2031. The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share (the First Tranche). The exercise price with respect to the remaining 3,147,481 Warrant Shares (Second Tranche) will be determined based on the 30-day volume-weighted average price of the Company's common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. The exercise prices and the Warrant Shares issuable are subject to customary antidilution adjustments.

The Company valued the First Tranche of warrant shares using the Monte Carlo Simulation model, based on the following assumptions; (i) exercise price of $14.71, (ii) risk-free interest rate of 4.28%, (iii) dividend yield of —%, (iv) expected life of 9.0 years, and (v) volatility of 54.0%. The Company valued the Second Tranche using a Monte Carlo Simulation model, using the above referenced assumptions, as well as an estimate for the weighted average price of Holding's common stock over the 30 trading days immediately preceding the earlier of (i) the 3-year anniversary of executing the Warrant Agreement or (ii) full vesting of the First Tranche.
15. Capital Stock and Share-based Compensation
Common Stock

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
matters submitted to holders of the Company's common stock; and (iv) automatically converts into the Company's common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.

Dividends
Pursuant to the Company's receipt of financial assistance under the federal government's Payroll Support Programs, the Company was restricted from making dividend payments until September 30, 2022. Prior to the suspension of dividend payments, the Company paid cash dividends of $5.5 million during the year ended December 31, 2020.
Stock Repurchase Program
In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under the federal government's Payroll Support Programs, it was restricted from making any stock repurchases until September 30, 2022.
The Company had no stock repurchase activity during the twelve months ended December 31, 2022 and 2021. Prior to the suspension of its stock repurchase program, the Company spent $7.5 million to repurchase approximately 0.3 million shares of the Company's common stock in open market transactions for the year ended December 31, 2020.
At-the-Market Offering Program

On December 1, 2020, the Company entered into the Equity Distribution Agreement with the Managers relating to the issuance and sale from time to time by the Company through the Managers, of up to 5,000,000 shares of the Company's common stock, par value $0.01 per share. Sales of the shares, if any, under the Equity Distribution Agreement may be made in any transactions that are deemed to be "at-the-market" offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the terms of the Equity Distribution Agreement, the Company will set the parameters for the sale of the shares, including the number of the shares to be issued, the time period during which sales are requested to be made, limitation on the number of the shares that may be sold in any one trading day and any minimum price below which sales may not be made. During the twelve months ended December 31, 2021, the Company sold 2.9 million shares pursuant to the Equity Distribution Agreement at an average price of $24.47 per share, with net proceeds totaling approximately $68.1 million. On March 5, 2021, the Company completed the sale of the 5.0 million shares authorized under the Equity Distribution Agreement at an average price of $22.46 per share, with total net proceeds of approximately $109.3 million.

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $7.9 million, $8.6 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, $5.8 million of share-based compensation expense related to unvested RSU (inclusive of $0.5 million for RSU granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.5 years.

Performance and Market-Based RSU

During 2022, the Company granted two types of performance-based RSUs covering 143,849 shares of common stock (the Target Award) with a maximum payout of 254,530 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period and were valued as follows:

•Awards with a market condition were valued using a binomial-lattice model (i.e. Monte Carlo simulation model). The Monte Carlo Simulation model required key assumptions: including the (a) expected volatility of the Company's common stock, (b) expected life of the RSU, (c) risk-free interest rate, and (d) dividend yield. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
•Awards with a performance condition were valued using grant date fair values equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company valued the 2022 awards at $2.7 million, which will be recognized as stock-based compensation expense over the vesting period.

During 2021, the Company granted performance-based RSUs covering 141,473 shares of common stock (the Target Award) with a maximum payout of 212,210 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three-year period. The 2021 performance-based RSU include a market condition and were valued using a binomial-lattice model (i.e. Monte Carlo simulation model). The Monte Carlo Simulation model required key assumptions: including the (a) expected volatility of the Company's common stock, (b) expected life of the RSU, (c) risk-free interest rate, and (d) dividend yield. The Company valued the 2021 awards at $3.0 million, which will be recognized as stock-based compensation expense over the vesting period. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

During 2020, the Company granted performance-based stock awards without a market condition, covering 204,589 shares of common stock (the Target Award) with a maximum payout of 406,916 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three-year period. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.

The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2020	301,583	$33.40
Granted	216,369	25.71
Vested	(61,073)	43.62
Forfeited	(14,926)	33.00
Non-vested at December 31, 2020	441,953	$30.98
Granted	141,473	21.52
Vested	(67,695)	37.20
Forfeited	(70,108)	39.09
Non-vested at December 31, 2021	445,623	$25.76
Granted	143,849	18.51
Vested	(101,125)	23.82
Forfeited	(73,318)	31.03
Non-vested at December 31, 2022	415,029	$22.78

The fair value of performance-based RSUs vested in the years ended December 31, 2022, 2021 and 2020 was $2.4 million, $1.9 million and $1.7 million, respectively.

Service-Based RSU

During 2022, the Company awarded 274,832 service-based RSUs to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about outstanding service-based RSUs:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2020	233,282	$31.80
Granted	353,538	19.71
Vested	(129,297)	29.20
Forfeited	(9,692)	27.18
Non-vested at December 31, 2020	447,831	$23.09
Granted	270,282	21.65
Vested	(248,432)	21.75
Forfeited	(12,313)	20.12
Non-vested at December 31, 2021	457,368	$23.09
Granted	274,832	18.15
Vested	(251,024)	24.03
Forfeited	(11,002)	22.12
Non-vested at December 31, 2022	470,174	$19.74

The fair value of service-based RSUs vested in 2022, 2021, and 2020 was $6.0 million, $5.4 million and $2.8 million, respectively.

16. Commitments and Contingent Liabilities
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

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2023	$290,808	$26,728	$317,536
2024	482,099	22,556	504,655
2025	493,090	12,657	505,747
2026	396,103	8,159	404,262
2027	230,126	6,036	236,162
Thereafter	—	15,564	15,564
	$1,892,226	$91,700	$1,983,926
As of December 31, 2022, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	12	8	Between 2023 and 2027
General Electric GEnx spare engines:
B787-9 spare engines	3	1	Between 2023 and 2027

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

In December 2022, the Company entered into a supplemental agreement to its B787-9 purchase agreement, pursuant to which (a) the Company agreed with Boeing to defer the delivery of the B787-9 aircraft, which will now be delivered between the fourth quarter of 2023 and 2027, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft. The committed expenditures under the amended purchase agreement is reflected in the table above.
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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2022 and 2021, there were no holdbacks held with the Company's credit card processors.

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
Labor Negotiations

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, approximately 81.3% of employees were represented by unions.
In February 2022, the Company's International Association of Machinists and Aerospace Workers (IAM-M) and International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C) employees ratified a new collective bargaining agreement (CBA), which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter, the Company recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan.
In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU), ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA was not material to the Company's financial statements.
Additionally, the CBA for employees represented by the Air Line Pilots Association (ALPA), which represents 14.2% of employees, became amendable on July 1, 2022. In February 2023, the Company and employees represented by ALPA voted to ratify a new four year CBA, which includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.
17. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$85,370	$91,927	$23,951
Cash payments (refunds) for income taxes	1,233	(23,123)	(81,372)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a finance lease	—	8,121	939
Right-of-use assets acquired under operating leases	2,625	—	75,667

18. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 18 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 8, the Company (which is also referred to in this Note 18 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of Holdings, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,637,422	$45,924	$(42,079)	$2,641,267
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	817,077	—	—	817,077
Wages and benefits	—	833,137	—	—	833,137
Aircraft rent	—	103,846	—	—	103,846
Maintenance materials and repairs	—	235,749	404	—	236,153
Aircraft and passenger servicing	—	152,550	—	—	152,550
Commissions and other selling	18	113,469	852	(496)	113,843
Depreciation and amortization	—	136,169	—	—	136,169
Other rentals and landing fees	—	147,259	—	(116)	147,143
Purchased services	224	127,873	1,517	(264)	129,350
Special items	—	12,500	6,303	—	18,803
Other	6,821	198,610	(978)	(41,203)	163,250
Total	7,063	2,878,239	8,098	(42,079)	2,851,321
Operating Income (Loss)	(7,063)	(240,817)	37,826	—	(210,054)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(233,288)	(31,357)	—	264,645	—
Interest expense and amortization of debt discounts and issuance costs	—	(24,924)	(73,891)	3,000	(95,815)
Interest income	320	31,219	3,602	(3,000)	32,141
Capitalized interest	—	4,244	—	—	4,244
Other components of net periodic benefit cost	—	5,065	—	—	5,065
Losses on fuel derivatives	—	(3,041)	—	—	(3,041)
Loss on debt extinguishment	—	(8,568)	—	—	(8,568)
Losses on investments, net	—	(43,082)	—	—	(43,082)
Gains on foreign debt	—	26,667	—	—	26,667
Other, net	(50)	(1,356)	—	—	(1,406)
Total	(233,018)	(45,133)	(70,289)	264,645	(83,795)
Loss Before Income Taxes	(240,081)	(285,950)	(32,463)	264,645	(293,849)
Income tax benefit	—	(53,768)	—	—	(53,768)
Net Loss	$(240,081)	$(232,182)	$(32,463)	$264,645	$(240,081)
Comprehensive Loss	$(253,409)	$(245,510)	$(32,463)	$277,973	$(253,409)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,593,058	$34,850	$(31,324)	$1,596,584
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	363,003	—	—	363,003
Wages and benefits	—	698,101	—	—	698,101
Aircraft rent	—	109,476	—	—	109,476
Maintenance materials and repairs	—	169,977	71	—	170,048
Aircraft and passenger servicing	—	105,675	—	—	105,675
Commissions and other selling	8	71,171	1,533	(200)	72,512
Depreciation and amortization	—	136,752	1,547	—	138,299
Other rentals and landing fees	—	116,893	—	(121)	116,772
Purchased services	2,033	103,749	2,053	(4,622)	103,213
Special items	—	4,648	4,335	—	8,983
Government grant recognition	—	(320,645)	—	—	(320,645)
Other	6,289	131,842	1,961	(26,381)	113,711
Total	8,330	1,690,642	11,500	(31,324)	1,679,148
Operating Income (Loss)	(8,330)	(97,584)	23,350	—	(82,564)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(136,478)	(39,344)	—	175,822	—
Interest expense and amortization of debt discounts and issuance costs	—	(46,329)	(66,815)	2,713	(110,431)
Interest income	35	8,555	2,726	(2,713)	8,603
Capitalized interest	—	3,357	—	—	3,357
Other components of net periodic benefit cost	—	3,566	—	—	3,566
Gains on fuel derivatives	—	217	—	—	217
Loss on extinguishment of debt	—	(38,889)	—	—	(38,889)
Gains on investments, net	—	1,426	—	—	1,426
Gains on foreign debt	—	27,773	—	—	27,773
Other, net	—	1,619	—	—	1,619
Total	(136,443)	(78,049)	(64,089)	175,822	(102,759)
Loss Before Income Taxes	(144,773)	(175,633)	(40,739)	175,822	(185,323)
Income tax benefit	—	(40,550)	—	—	(40,550)
Net Loss	$(144,773)	$(135,083)	$(40,739)	$175,822	$(144,773)
Comprehensive Loss	$(112,084)	$(102,394)	$(40,739)	$143,133	$(112,084)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$843,197	$14,268	$(12,652)	$844,813
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	161,363	—	—	161,363
Wages and benefits	—	628,558	—	—	628,558
Aircraft rent	—	103,898	(8)	—	103,890
Maintenance materials and repairs	—	117,210	5,638	(1,277)	121,571
Aircraft and passenger servicing	—	58,016	—	—	58,016
Commissions and other selling	(6)	46,262	97	(56)	46,297
Depreciation and amortization	—	145,712	5,953	—	151,665
Other rentals and landing fees	—	73,894	27	(113)	73,808
Purchased services	1,361	107,776	1,102	(11,189)	99,050
Special items	—	148,355	35,756	—	184,111
Government grant recognition	—	(240,648)	—	—	(240,648)
Other	6,007	96,844	1,909	(17)	104,743
Total	7,362	1,447,240	50,474	(12,652)	1,492,424
Operating Loss	(7,362)	(604,043)	(36,206)	—	(647,611)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(505,131)	—	—	505,131	—
Other nonoperating special items	—	(5,682)	—	—	(5,682)
Interest expense and amortization of debt discounts and issuance costs	—	(40,439)	—	—	(40,439)
Interest income	15	8,716	—	—	8,731
Capitalized interest	—	3,236	—	—	3,236
Other components of net periodic benefit cost	—	1,300	—	—	1,300
Losses on fuel derivatives	—	(6,930)	—	—	(6,930)
Gains on investments, net	—	271	—	—	271
Losses on foreign debt	—	(14,913)	—	—	(14,913)
Other, net	—	1,990	(5)	—	1,985
Total	(505,116)	(52,451)	(5)	505,131	(52,441)
Loss Before Income Taxes	(512,478)	(656,494)	(36,211)	505,131	(700,052)
Income tax benefit	(1,543)	(179,970)	(7,604)	—	(189,117)
Net Loss	$(510,935)	$(476,524)	$(28,607)	$505,131	$(510,935)
Comprehensive Loss	$(521,579)	$(487,168)	$(28,607)	$515,775	$(521,579)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Balance Sheets
December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$28,620	$151,357	$49,145	$—	$229,122
Restricted cash	—	—	17,498	—	17,498
Short-term investments	—	1,147,193	—	—	1,147,193
Accounts receivable, net	—	106,321	25,785	(18,244)	113,862
Income taxes receivable	—	70,204	—	—	70,204
Spare parts and supplies, net	—	36,875	—	—	36,875
Prepaid expenses and other	—	63,524	29	—	63,553
Total	28,620	1,575,474	92,457	(18,244)	1,678,307
Property and equipment at cost	—	3,009,614	—	—	3,009,614
Less accumulated depreciation and amortization	—	(1,135,262)	—	—	(1,135,262)
Property and equipment, net	—	1,874,352	—	—	1,874,352
Assets held for sale	—	293	13,726	—	14,019
Operating lease right-of-use assets	—	459,128	—	—	459,128
Long-term prepayments and other	—	99,801	1,200,516	(1,200,000)	100,317
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	609,207	—	(609,207)	—
Investment in consolidated subsidiaries	767,831	(57,699)	502	(710,634)	—
TOTAL ASSETS	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$630	$207,294	$617	$(12,532)	$196,009
Air traffic liability and current frequent flyer deferred revenue	—	579,872	10,924	—	590,796
Other accrued liabilities	—	172,190	15,558	(5,712)	182,036
Current maturities of long-term debt, less discount	—	47,836	—	—	47,836
Current maturities of finance lease obligations	—	25,789	—	—	25,789
Current maturities of operating leases	—	77,858	—	—	77,858
Total	630	1,110,839	27,099	(18,244)	1,120,324
Long-term debt	—	1,599,330	1,184,559	(1,200,000)	1,583,889
Intercompany payable	462,556	—	146,651	(609,207)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	75,221	—	—	75,221
Noncurrent operating leases	—	347,726	—	—	347,726
Accumulated pension and other postretirement benefit obligations.	—	135,775	—	—	135,775
Other liabilities and deferred credits	—	94,481	173	—	94,654
Noncurrent frequent flyer deferred revenue	—	318,369	—	—	318,369
Deferred tax liabilities, net	—	130,400	—	—	130,400
Total	—	1,101,972	173	—	1,102,145
Shareholders' equity	333,265	748,415	(37,781)	(710,634)	333,265
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Balance Sheets
December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$20,803	$434,615	$35,143	$—	$490,561
Restricted cash	—	—	17,267	—	17,267
Short-term investments	—	1,241,752	—	—	1,241,752
Accounts receivable, net	—	85,109	21,348	(13,569)	92,888
Income taxes receivable	—	71,201	—	—	71,201
Spare parts and supplies, net	—	34,109	—	—	34,109
Prepaid expenses and other	21	66,084	22	—	66,127
Total	20,824	1,932,870	73,780	(13,569)	2,013,905
Property and equipment at cost	—	2,957,589	—	—	2,957,589
Less accumulated depreciation and amortization	—	(999,966)	—	—	(999,966)
Property and equipment, net	—	1,957,623	—	—	1,957,623
Assets held for sale	—	926	28,523	—	29,449
Operating lease right-of-use assets	—	536,154	—	—	536,154
Long-term prepayments and other	50	79,953	1,200,486	(1,200,000)	80,489
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	571,096	—	(571,096)	—
Investment in consolidated subsidiaries	1,007,650	(26,344)	503	(981,809)	—
TOTAL ASSETS	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$422	$122,437	$2,398	$(10,857)	$114,400
Air traffic liability and current frequent flyer deferred revenue	—	617,685	13,472	—	631,157
Other accrued liabilities	—	153,423	14,339	(2,712)	165,050
Current maturities of long-term debt, less discount	—	97,096	—	—	97,096
Current maturities of finance lease obligations	—	24,149	—	—	24,149
Current maturities of operating leases	—	79,158	—	—	79,158
Total	422	1,093,948	30,209	(13,569)	1,111,010
Long-term debt	—	1,724,631	1,179,667	(1,200,000)	1,704,298
Intercompany payable	459,016	—	112,080	(571,096)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	100,995	—	—	100,995
Noncurrent operating leases	—	423,293	—	—	423,293
Accumulated pension and other postretirement benefit obligations	—	160,817	—	—	160,817
Other liabilities and deferred credits	—	78,188	152	—	78,340
Noncurrent frequent flyer deferred revenue	—	296,484	—	—	296,484
Deferred tax liabilities, net	—	186,797	—	—	186,797
Total	—	1,246,574	152	—	1,246,726
Shareholders' equity	569,086	987,125	(5,316)	(981,809)	569,086
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,028,524	$5,052,278	$1,316,792	$(2,766,474)	$4,631,120

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Used In Operating Activities:	$(5,401)	$(20,253)	$(32,098)	$—	$(57,752)
Cash Flows From Investing Activities:
Net payments to affiliates	—	(47,553)	34,335	13,218	—
Additions to property and equipment, including pre-delivery deposits	—	(47,532)	—	—	(47,532)
Proceeds from disposition of property and equipment	—	186	11,996	—	12,182
Purchases of investments	—	(859,833)	—	—	(859,833)
Sales of investments	—	880,161	—	—	880,161
Net cash provided by (used in) investing activities	—	(74,571)	46,331	13,218	(15,022)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	13,218	—	—	(13,218)	—
Repayments of long-term debt and finance lease obligations	—	(184,306)	—	—	(184,306)
Debt issuance costs	—	(2,236)	—	—	(2,236)
Other	—	(1,892)	—	—	(1,892)
Net cash provided by (used in) financing activities	13,218	(188,434)	—	(13,218)	(188,434)
Net increase (decrease) in cash and cash equivalents	7,817	(283,258)	14,233	—	(261,208)
Cash and cash equivalents—Beginning of Period	20,803	434,615	52,410	—	507,828
Cash and cash equivalents—End of Period	$28,620	$151,357	$66,643	$—	$246,620

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(7,489)	$277,635	$(18,808)	$—	$251,338
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,179,100	(1,110,610)	(71,215)	—
Additions to property and equipment, including pre-delivery deposits	—	(38,812)	(452)	—	(39,264)
Proceeds from disposition of property and equipment	—	228	527	—	755
Purchases of investments	—	(1,856,035)	—	—	(1,856,035)
Sales of investments	—	958,242	—	—	958,242
Net cash provided by (used in) investing activities	2,725	242,723	(1,110,535)	(71,215)	(936,302)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(611,725)	—	—	(611,725)
Debt issuance costs	—	(112)	(24,664)	—	(24,776)
Net payments from affiliates	(68,490)	—	(2,725)	71,215	—
Other	1,837	(2,020)	—	—	(183)
Net cash provided by (used in) financing activities	1,479	(562,152)	1,172,611	71,215	683,153
Net increase (decrease) in cash and cash equivalents	(3,285)	(41,794)	43,268	—	(1,811)
Cash, cash equivalents, and restricted cash—Beginning of Period	24,088	476,409	9,142	—	509,639
Cash and cash equivalents—End of Period	$20,803	$434,615	$52,410	$—	$507,828

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$2,722	$(315,245)	$1,815	$—	$(310,708)
Cash Flows From Investing Activities:
Net payments to affiliates	(5,900)	3,696	(766)	2,970	—
Additions to property and equipment, including pre-delivery deposits	—	(98,611)	(6,702)	—	(105,313)
Proceeds from purchase assignment and leaseback transactions	—	114,000	—	—	114,000
Purchases of investments	—	(395,793)	—	—	(395,793)
Sales of investments	—	288,336	—	—	288,336
Net cash provided by (used in) investing activities	(5,900)	(88,372)	(7,468)	2,970	(98,770)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	41,196	—	—	—	41,196
Long-term borrowings	—	602,264	—	—	602,264
Repayments of long-term debt and finance lease obligations	—	(78,824)	—	—	(78,824)
Dividend payments	(5,514)	—	—	—	(5,514)
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Debt issuance costs	—	(4,975)	—	—	(4,975)
Net payments from affiliates	(2,930)	—	5,900	(2,970)	—
Other	796	(1,372)	—	—	(576)
Net cash provided by financing activities	26,038	517,093	5,900	(2,970)	546,061
Net increase in cash and cash equivalents	22,860	113,476	247	—	136,583
Cash, cash equivalents, and restricted cash—Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, and restricted cash—End of Period	$24,088	$476,409	$9,142	$—	$509,639
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Remediation of Previously Disclosed Material Weakness
Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, identified a material weakness in our internal control over financial reporting, related to the accounting for unrealized gains and losses on equity securities in that our controls were not designed to effectively evaluate the accounting treatment for changes in value of certain securities in our investments portfolio.
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

In response to the material weakness, we designed and implemented improved processes and internal controls to evaluate our accounting for each investment type with the applicable accounting guidance, including ongoing senior management review and audit committee oversight. During the fourth quarter of 2022, we successfully completed the testing of our improved processes and internal controls to evaluate our accounting for each investment type with applicable accounting guidance and determined that such improved processes and internal controls have been appropriately designed and implemented and operated effectively as of December 31, 2022 to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control over Financial Reporting

Other than the remediation steps taken above, there were no additional changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “Consolidated Financial Statements”) and our report dated February 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2023

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2022, 2021 and 2020.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2022, 2021 and 2020.
iv.    Consolidated Balance Sheets, December 31, 2022 and 2021.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2022, 2021 and 2020.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020.
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

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form 8-K, File No. 001-31443, filed by Hawaiian Holdings, Inc. on August 5, 2022).*
4.1	Description of Securities.
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

4.6	Form of Warrant (included in Exhibit 4.5 as Annex B thereto).
4.7
Warrant Agreement, dated as of January 15, 2021, between Hawaiian Holdings, Inc. and the United States Department of the Treasury (filed as Exhibit 4.15 to Form 10-K filed February 12, 2021 and incorporated herein by reference).*

4.8	Form of Warrant (included in Exhibit 4.7 as Annex B thereto).
4.9
Promissory Note, dated as of January 15, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor (filed as Exhibit 4.17 to Form 10-K filed February 12, 2021 and incorporated herein by reference).*

4.10
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

4.11	Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.10 as Exhibit A thereto).
4.12
Warrant Agreement, dated as of April 23, 2021, between Hawaiian Holdings, Inc. and The United States Department of the Treasury (filed as Exhibit 4.1 to Form 10-Q filed July 29, 2021 and incorporated herein by reference).*

4.13	Form of Warrant (included in Exhibit 4.12 as Annex B thereto).
4.14
Promissory Note, dated as of April 23, 2021, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor (filed as Exhibit 4.3 to Form 10-Q filed July 29, 2021 and incorporated herein by reference).*

4.15
Warrant to Purchase Common Stock, issued on October 20, 2022, by and between Hawaiian Holdings, Inc. and Amazon.com NV Investment Holdings LLC (filed as Exhibit 4.1 to the Form S-3 filed by Hawaiian Holdings, Inc. on November 18, 2022)*‡

10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+
10.2	Hawaiian Holdings, Inc. 2016 Management Incentive Plan (filed as Exhibit 10.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.3	Hawaiian Holdings, Inc. Outside Director Compensation Policy (filed as Exhibit 10.10 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.4	Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*+
10.5	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.6	Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.7	Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.8	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.20 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.9	Form of Change in Control and Severance Agreement for executive officers (filed as Exhibit 10.21 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.10
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.10.1
Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015).*

10.10.2
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

10.11
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.12
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

10.26	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.27	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.28
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.29
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.30
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.31
Supplemental Agreement to that certain Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc., dated as of December 30, 2022, between Hawaiian Airlines, Inc. and the Boeing Company.

10.32
General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.36 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.33
Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.37 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.34
Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.38 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019), Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*

10.36
Amended and Restated Credit and Guaranty Agreement, dated as of August 17, 2022, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 31, 2022).*

10.37
Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

10.38
Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.39
Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.40
Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc,, as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.41
Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.40 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.42
Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 29, 2021).*

10.43
Transaction Agreement, dated as of October 20, 2022, by and between Hawaiian Holdings, Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to the Form S-3 filed by Hawaiian Holdings, Inc. on November 18, 2022)*‡

10.44	Air Transportation Services Agreement, dated as of October 20, 2022, by and between Hawaiian Airlines, Inc. and Amazon.com Services LLC.
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2022, 2021 and 2020

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2022	$844	1,407		—	(1,512)	(a)	$739
2021	$2,096	317		—	(1,569)	(a)	$844
2020	$651	5,004		—	(3,559)	(a)	$2,096
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2022	$18,733	3,312	(b)	—	(906)	(c)	$21,139
2021	$17,977	3,213	(b)	—	(2,457)	(c)	$18,733
2020	$15,919	3,254	(b)	—	(1,196)	(c)	$17,977
Valuation Allowance on Deferred Tax Assets
2022	$14,062	17,805		—	—		$31,867
2021	$9,617	4,445		—	—		$14,062
2020	$2,547	7,070		—	—		$9,617

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

HAWAIIAN HOLDINGS, INC.
February 15, 2023	By	/s/ SHANNON L. OKINAKA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2023.

Signature	Title

/s/ PETER R. INGRAM	President and Chief Executive Officer, and Director (Principal Executive Officer)
Peter R. Ingram
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ WENDY A. BECK	Director
Wendy A. Beck
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ C. JAYNE HRDLICKA	Director
C. Jayne Hrdlicka
/s/ MICHAEL E. MCNAMARA	Director
Michael E. McNamara
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ MARK D. SCHNEIDER	Director
Mark D. Schneider
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ CRAIG E. VOSBURG	Director
Craig E. Vosburg
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern