Form 10-Q
period 2023-03-31
HAWAIIAN HOLDINGS INC
filed 2023-04-26
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 21, 2023, 51,547,554 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating Revenue:
Passenger	$548,526	$404,029
Other	64,077	73,185
Total	612,603	477,214
Operating Expenses:
Wages and benefits	241,933	203,099
Aircraft fuel, including taxes and delivery	197,625	150,982
Maintenance, materials and repairs	50,287	55,650
Aircraft and passenger servicing	42,532	33,815
Depreciation and amortization	32,667	33,755
Aircraft rent	28,171	26,276
Commissions and other selling	28,238	20,647
Other rentals and landing fees	38,720	34,611
Purchased services	35,072	30,687
Other	34,785	35,497
Total	730,030	625,019
Operating Loss	(117,427)	(147,805)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(22,880)	(25,037)
Losses on fuel derivatives	(5,065)	—
Other components of net periodic benefit cost	(1,494)	1,286
Interest income	16,465	4,434
Capitalized interest	1,458	1,052
Gains (losses) on investments, net	697	(12,364)
Gains on foreign debt	2,260	11,762
Other, net	155	374
Total	(8,404)	(18,493)
Loss Before Income Taxes	(125,831)	(166,298)
Income tax benefit	(27,574)	(33,020)
Net Loss	$(98,257)	$(133,278)
Net Loss Per Share
Basic	$(1.91)	$(2.60)
Diluted	$(1.91)	$(2.60)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,507	51,288
Diluted	51,507	51,288
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net Loss	$(98,257)	$(133,278)
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax benefit of $2,316 and net of tax expense of $208 for 2023 and 2022, respectively	(7,078)	630
Net change in available-for-sale investments, net of tax expense of $1,645 and net of tax benefit of $5,486 for 2023 and 2022, respectively	5,026	(16,640)
Total other comprehensive loss	(2,052)	(16,010)
Total Comprehensive Loss	$(100,309)	$(149,288)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$271,855	$229,122
Restricted cash	17,648	17,498
Short-term investments	1,111,082	1,147,193
Accounts receivable, net	99,880	113,862
Income taxes receivable	3,382	70,204
Spare parts and supplies, net	38,905	36,875
Prepaid expenses and other	83,021	63,553
Total	1,625,773	1,678,307
Property and equipment, less accumulated depreciation and amortization of $1,167,795 and $1,135,262 as of March 31, 2023 and December 31, 2022, respectively	1,937,797	1,874,352
Other Assets:
Assets held-for-sale	5,024	14,019
Operating lease right-of-use assets	439,228	459,128
Long-term prepayments and other	106,136	100,317
Intangible assets, net	13,500	13,500
Total Assets	$4,127,458	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$202,864	$196,009
Air traffic liability and current frequent flyer deferred revenue	746,467	590,796
Other accrued liabilities	186,911	182,036
Current maturities of long-term debt, less discount	46,176	47,836
Current maturities of finance lease obligations	24,819	25,789
Current maturities of operating leases	78,620	77,858
Total	1,285,857	1,120,324
Long-Term Debt	1,566,382	1,583,889
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	69,895	75,221
Noncurrent operating leases	328,370	347,726
Accumulated pension and other post-retirement benefit obligations	141,508	135,775
Other liabilities and deferred credits	74,588	94,654
Noncurrent frequent flyer deferred revenue	325,407	318,369
Deferred tax liability, net	102,131	130,400
Total	1,041,899	1,102,145
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 51,546,972 and 51,450,904 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	515	514
Capital in excess of par value	287,524	287,161
Accumulated income	42,499	140,756
Accumulated other comprehensive loss, net	(97,218)	(95,166)
Total	233,320	333,265
Total Liabilities and Shareholders’ Equity	$4,127,458	$4,139,623
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(98,257)	—	(98,257)
Other comprehensive loss, net	—	—	—	—	(2,052)	(2,052)
Issuance of 131,858 shares of common stock, net of shares withheld for taxes	1	—	(1,067)	—	—	(1,066)
Share-based compensation expense	—	—	1,430	—	—	1,430
Balance at March 31, 2023	$515	$—	$287,524	$42,499	$(97,218)	$233,320

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2023 and December 31, 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2023 and December 31, 2022.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(133,278)	—	(133,278)
Other comprehensive loss, net	—	—	—	—	(16,010)	(16,010)
Issuance of 93,701 shares of common stock, net of shares withheld for taxes	1	—	(1,490)	—	—	(1,489)
Share-based compensation expense	—	—	1,943	—	—	1,943
Balance at March 31, 2022	$513	$—	$270,028	$247,559	$(97,848)	$420,252

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2022 and December 31, 2021.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2023	2022
	(unaudited)
Net cash provided by Operating Activities	$118,291	$22,154
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(106,215)	(9,066)
Proceeds from the disposition of aircraft and aircraft related equipment	9,563	1,124
Purchases of investments	(96,806)	(263,161)
Proceeds from sales and maturities of investments	144,069	307,780
Net cash provided by (used in) investing activities	(49,389)	36,677
Cash flows from Financing Activities:
Repayments of long-term debt and finance lease obligations	(24,953)	(66,704)
Payment for taxes withheld for stock compensation	(1,066)	(1,490)
Net cash used in financing activities	(26,019)	(68,194)
Net increase (decrease) in cash and cash equivalents	42,883	(9,363)
Cash, cash equivalents, and restricted cash - Beginning of Period	246,620	507,828
Cash, cash equivalents, and restricted cash - End of Period	$289,503	$498,465

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company) and its direct wholly owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID-19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2023	2022
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$450	$532	Nonoperating Income (Expense), Other, net
Prior service cost	145	92	Nonoperating Income (Expense), Other, net
Total before tax	595	624
Tax benefit	(147)	(155)
Total, net of tax	$448	$469
Short-term investments
Realized gain on sales of investments	$(393)	$(3,044)	Gains (losses) on investments, net
Realized loss on sales of investments	911	4,931	Gains (losses) on investments, net
Total before tax	518	1,887
Income tax expense (benefit)	128	(414)
Total, net of tax	$646	$1,473
Total reclassifications for the period	$1,094	$1,942

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2023 and 2022 is as follows:

Three months ended March 31, 2023	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(7,526)	4,380	(3,146)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	448	646	1,094
Net current-period other comprehensive income (loss)	(7,078)	5,026	(2,052)
Ending balance	$(66,517)	$(30,701)	$(97,218)

Three months ended March 31, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(18,113)	(17,952)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	469	1,473	1,942
Net current-period other comprehensive income (loss)	630	(16,640)	(16,010)
Ending balance	$(74,395)	$(23,453)	$(97,848)

3. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 95,819 and 488,478 for the three months ended March 31, 2023 and 2022, respectively. Unvested warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of March 31, 2023 and 2022, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451 and 0, respectively. Refer to Note 12 to the Notes to Consolidated Financial Statements for additional discussion.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for per share data)
Numerator:
Net Loss	$(98,257)	$(133,278)
Denominator:
Weighted average common stock shares outstanding - Basic	51,507	51,288
Weighted average common stock shares outstanding - Diluted	51,507	51,288
Net Loss Per Share
Basic	$(1.91)	$(2.60)
Diluted	$(1.91)	$(2.60)

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

	Three Months Ended March 31,
	2023	2022
Geographic Information	(in thousands)
Domestic	$486,129	$438,416
Pacific	126,474	38,798
Total operating revenue	$612,603	$477,214

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

	Three Months Ended March 31,
	2023	2022
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$505,962	$372,181
Frequent flyer revenue, transportation component	42,564	31,848
Passenger Revenue	$548,526	$404,029

Other revenue (e.g., cargo and other miscellaneous)	$35,139	$45,816
Frequent flyer revenue, marketing and brand component	28,938	27,369
Other Revenue	$64,077	$73,185

As of March 31, 2023 and December 31, 2022, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $569.4 million and $414.5 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended March 31, 2023 and 2022, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $294.5 million and $198.8 million, respectively.

Non-refundable tickets sold and credits issued generally expire 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, the Company announced the further extension of ticket validity to December 31, 2022, which also included all Main Cabin and First Class passenger tickets purchased in 2021. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, forecasted trends and the extension of the expiration date for certain tickets impacted by the COVID-19 pandemic. At December 31, 2022, $151.9 million of passenger tickets expired unused after receiving extended validity dates throughout the prior two years.

During the three months ended March 31, 2023 and 2022, the Company recognized advanced breakage of $12.6 million and $17.8 million, respectively. Despite improvements in the industry and overall travel demand, unflown rates continue to have higher than normal volatility in comparison to historical trends. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in air traffic liability and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	March 31, 2023	December 31, 2022
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$169,885	$166,211
Noncurrent frequent flyer deferred revenue	325,407	318,369
Total frequent flyer liability	$495,292	$484,580

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue:

	2023	2022
	(in thousands)
Total frequent flyer liability - beginning balance	$484,580	$466,171
Miles awarded	54,502	47,503
Travel miles redeemed (Passenger Revenue)	(42,564)	(31,848)
Non-travel miles redeemed (Other Revenue)	(1,226)	(1,363)
Total frequent flyer liability - ending balance	$495,292	$480,463

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

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of March 31, 2023 and December 31, 2022:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Corporate debt securities	$319,061	$199	$(19,109)	$300,151
U.S. government and agency securities	453,158	516	(8,656)	445,018
Other fixed income securities	102,244	20	(7,308)	94,956
Asset-backed securities	29,360	10	(1,822)	27,548
Collateralized loan obligations	43,808	—	(4,436)	39,372
Bank notes	10,127	20	(184)	9,963
Total debt securities	957,758	765	(41,515)	917,008
Derivatives	284	1,126	(223)	1,187
Equity securities	216,098	—	(24,851)	191,247
Other investments measured at net asset value	1,699	—	(59)	1,640
Total short-term investments	$1,175,839	$1,891	$(66,648)	$1,111,082

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$340,493	$139	$(23,009)	$317,623
U.S. government and agency securities	467,049	181	(12,341)	454,889
Other fixed income securities	110,881	23	(6,499)	104,405
Asset-backed securities	30,205	—	(2,039)	28,166
Collateralized loan obligations	43,736	130	(3,684)	40,182
Bank notes	11,493	3	(192)	11,304
Total debt securities	1,003,857	476	(47,764)	956,569
Derivatives	43	1,433	(178)	1,298
Equity securities	213,569	—	(26,109)	187,460
Other investments measured at net asset value	2,087	—	(221)	1,866
Total short-term investments	$1,219,556	$1,909	$(74,272)	$1,147,193

The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023	(in thousands)
Debt securities
Corporate debt securities	$68,596	$(3,873)	$216,436	$(15,236)	$285,032	$(19,109)
U.S. government and agency securities	195,540	(2,955)	150,939	(5,701)	346,479	(8,656)
Other fixed income securities	6,382	(169)	34,036	(7,139)	40,418	(7,308)
Asset-backed securities	6,916	(62)	18,136	(1,760)	25,052	(1,822)
Collateralized loan obligations	3,165	(420)	33,779	(4,016)	36,944	(4,436)
Bank notes	2,750	(174)	111	(10)	2,861	(184)
Total debt securities	$283,349	$(7,653)	$453,437	$(33,862)	$736,786	$(41,515)
Other investments measured at net asset value	—	—	639	(59)	639	(59)
	$283,349	$(7,653)	$454,076	$(33,921)	$737,425	$(41,574)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	(in thousands)
Debt securities
Corporate debt securities	$145,299	$(10,104)	$159,216	$(12,905)	$304,515	$(23,009)
U.S. government and agency securities	314,790	(8,097)	98,653	(4,244)	413,443	(12,341)
Other fixed income securities	17,836	(1,191)	23,316	(5,308)	41,152	(6,499)
Asset-backed securities	11,155	(755)	14,435	(1,284)	25,590	(2,039)
Collateralized loan obligations	28,133	(2,372)	9,491	(1,312)	37,624	(3,684)
Bank notes	2,836	(192)	—	—	2,836	(192)
Total debt securities	$520,049	$(22,711)	$305,111	$(25,053)	$825,160	$(47,764)
Other investments measured at net asset value	865	(221)	—	—	865	(221)
	$520,914	$(22,932)	$305,111	$(25,053)	$826,025	$(47,985)
As of March 31, 2023 and December 31, 2022, the Company's unrealized losses from debt securities were generated from 487 positions out of 554 positions and 496 positions out of 547 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of March 31, 2023 and December 31, 2022 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of March 31, 2023 were temporary in nature. The Company has evaluated these debt securities and did not recognize any significant credit losses as of March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023 and 2022, the unrealized gains on equity securities were $0.9 million and unrealized losses on equity securities were $11.5 million, respectively.

Contractual maturities of debt securities as of March 31, 2023 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$243	$220,067	$79,841	$300,151
U.S. government and agency debt	65,001	370,469	9,548	445,018
Other fixed income securities	51,442	30,506	13,008	94,956
Asset-backed securities	720	17,343	9,485	27,548
Collateralized loan obligations	—	—	39,372	39,372
Bank notes	157	5,777	4,029	9,963
Total debt securities	$117,563	$644,162	$155,283	$917,008

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$39,302	$34,283	$5,019	$—
Restricted cash	17,648	17,648	—	—
Short-term investments
Debt securities
Corporate debt securities	300,151	—	291,934	8,217
U.S. government and agency securities	445,018	—	445,018	—
Other fixed income securities	94,956	—	94,956	—
Asset-backed securities	27,548	—	18,685	8,863
Collateralized loan obligations	39,372	—	36,944	2,428
Bank notes	9,963	—	1,905	8,058
Total debt securities	917,008	—	889,442	27,566
Derivatives	1,187	—	1,187	—
Equity securities	191,247	190,490	757	—
Other investments measured at net asset value	1,640	—	—	—
Total short-term investments	1,111,082	190,490	891,386	27,566
Other Assets
Fuel derivative contracts	3,550	—	3,550	—
Assets held-for-sale	5,024	—	—	5,024
Total assets measured at fair value	$1,176,606	$242,421	$899,955	$32,590

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$46,729	$46,535	$194	$—
Restricted cash	17,498	17,498	—	—
Short-term investments
Debt securities
Corporate debt securities	317,623	—	309,450	8,173
U.S. government and agency securities	454,889	—	454,889	—
Other fixed income securities	104,405	—	104,405	—
Asset-backed securities	28,166	—	19,133	9,033
Collateralized loan obligations	40,182	—	37,624	2,558
Bank notes	11,304	—	1,878	9,426
Total debt securities	956,569	—	927,379	29,190
Derivatives	1,298	—	1,298	—
Equity securities	187,460	186,670	790	—
Other investments measured at net asset value	1,866	—	—	—
Total short-term investments	1,147,193	186,670	929,467	29,190
Other Assets
Assets held-for-sale	14,019	—	—	14,019
Crude oil call options	5,308	—	5,308	—
Total assets measured at fair value	$1,230,747	$250,703	$934,969	$43,209

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of March 31, 2023, approximately $17.6 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

Short-term investments. The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, bank notes, and derivative instruments as further discussed in Note 7, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2023 is as follows:

	Short-term Investment Activity for the three months ended March 31, 2023
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2022	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	—	944	—	—	944
Proceeds from sale	—	(2,189)	—	—	(2,189)
Redemptions and paydowns	(41)	(185)	—	(12)	(238)
Amortization and accretion, net	16	1	—	(24)	(7)
Realized and unrealized gains (losses), net	(145)	61	(130)	80	(134)
Ending balance as of March 31, 2023	$8,863	$8,058	$2,428	$8,217	$27,566

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
March 31, 2023					December 31, 2022
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,612,558	$1,406,911	$—	$—	$1,406,911	$1,631,725	$1,356,561	$—	$—	$1,356,561

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

	Three months ended March 31,
	2023	2022
	(in thousands)
Losses realized at settlement	$(1,513)	$—
Reversal of prior period unrealized amounts	2,639	—
Unrealized losses that will settle in future periods	(6,191)	—
Losses on fuel derivatives recorded as Nonoperating Expense	$(5,065)	$—
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of March 31, 2023 and December 31, 2022, the Company's derivative positions reflected a net asset position of $1.2 million and $1.3 million within the portfolio. During the three months ended March 31, 2023 and 2022, the Company recognized a net realized and unrealized loss of $0.1 million and a net realized and unrealized gain of $1.4 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of March 31, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	78,582 gallons	March 2024	$3,550	$—	$3,550
Foreign currency derivatives	Short-term investments	36,885 European Dollars	March 2025	$780	$(12)	$768
Interest rate contracts	Short-term investments	17,417 US Dollars	March 2026	$592	$(173)	$419
Derivative positions as of December 31, 2022

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	57,288 gallons	December 2023	$5,308	$—	$5,308
Foreign currency derivatives	Short-term investments	36,426 European Dollars	March 2025	$1,254	$(46)	$1,208
Interest rate contracts	Short-term investments	32,891 US Dollars	March 2026	$190	$(100)	$90
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $4.7 million and $6.6 million as of March 31, 2023 and December 31, 2022, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $0.3 million collateral posted with its counterparties as of March 31, 2023. No collateral was posted with its counterparties as of December 31, 2022.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$173,336	$184,572
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	22,445	23,524
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	20,060	20,350
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	59,486	64,276
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	51,981	55,731
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(26,733)	(28,711)
Total Debt	$1,612,558	$1,631,725
Less: Current maturities of long-term debt	(46,176)	(47,836)
Long-Term Debt, less discount	$1,566,382	$1,583,889

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of March 31, 2023, the Company had no outstanding borrowing under the Revolving Credit Facility. The amendment was accounted for as a modification of the prior Revolving Credit Facility.

Schedule of Debt Maturities

As of March 31, 2023, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2023 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2023	$29,918
2024	46,583
2025	60,061
2026	1,339,347
2027	11,893
Thereafter	151,489
$1,639,291

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of March 31, 2023.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2023	2022
	(in thousands)
Service cost	$1,629	$2,392
Other cost:
Interest cost	6,430	4,561
Expected return on plan assets	(5,531)	(6,471)
Recognized net actuarial loss	595	624
Total other components of the net periodic benefit cost	1,494	(1,286)
Net periodic benefit cost	$3,123	$1,106

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2023.

10. Commitments and Contingent Liabilities

Commitments

As of March 31, 2023, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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

In December 2022, the Company entered into a supplemental agreement to its B787-9 purchase agreement, pursuant to which (a) the Company agreed with Boeing to defer the delivery of the B787-9 aircraft, which will now be delivered between the fourth quarter of 2023 and 2027, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft. The committed expenditures under the amended purchase agreement are reflected in the table below.
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
The Company has commitments with third-parties to provide aircraft maintenance services which include fixed payments based on flight hours for the Company's fleet. The Company also has commitments with third-party service providers for reservations, information technology, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures and committed payments as of March 31, 2023 and for the next five fiscal years and thereafter are detailed below:

	Aircraft and Aircraft Related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2023	$199,879	$17,533	$217,412
2024	472,933	22,556	495,489
2025	477,598	12,657	490,255
2026	374,744	8,159	382,903
2027	215,208	6,036	221,244
Thereafter	—	60,564	60,564
	$1,740,362	$127,505	$1,867,867

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2023 and December 31, 2022, there were no holdbacks held with the Company's credit card processors.

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

11. Assets Held-For-Sale

In the second quarter of 2021, the Company reclassified approximately $29.5 million in long-lived assets as held for sale as follows:

•The Company announced the termination of its 'Ohana by Hawaiian operations, which utilized its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote-down the related assets by approximately$6.4 million to fair value, less cost to sell, and classified approximately $23.4 million as assets held for sale on the Consolidated Balance Sheets.

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

In February 2023, the Company entered into a sale agreement for the sale of its commercial real estate and recognized a gain on sale of $10.2 million, which was recorded in Other operating expense in the consolidated statements of operations.

A roll-forward of the Assets held-for-sale activity for the three months ended March 31, 2023 and 2022 is as follows:

	Assets Held-For-Sale Activity
	2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale	(2,769)	(16,470)	(19,239)
Realized gains	65	10,179	10,244
Realized losses	—	—	—
Ending balance as of March 31	$5,024	$—	$5,024

	Assets Held-For-Sale Activity
	2022
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31	$23,158	$6,291	$29,449
Additions	164	—	164
Proceeds from sale	(1,075)	—	(1,075)
Realized gains	356	—	356
Realized losses	(451)	—	(451)
Ending balance as of March 31	$22,152	$6,291	$28,443

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

The ATSA provides for the Company to initially operate ten A330-300F aircraft for air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums. As part of the ATSA, the Company received $11.5 million toward start-up costs which has been recorded in Other liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract. Operations under the ATSA are expected to commence in the fourth quarter of 2023. During the three months ended March 31, 2023, $0 was amortized into revenue on the Company's Consolidated Statements of Operations.

The Company and Amazon also entered into a Transaction Agreement, under which the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 9,442,443 shares (the Warrant Shares), of the Company's common stock, par value $0.01 per share.

The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share (the First Tranche). The exercise price with respect to the remaining 3,147,481 Warrant Shares (the Second Tranche) will be determined based on the 30-day volume-weighted average price of the Company’s common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. At execution of the ATSA, 1,258,992 Warrant Shares, valued at $11.6 million, vested, and were recorded in Other assets in the Consolidated Balance Sheet. The remaining Warrant Shares will vest based on qualifying payments to be made by Amazon or its affiliates either under the ATSA or generally to the Company with respect to air cargo or air charter services (the Performance Condition), excluding commercial passenger service, up to $1.8 billion of qualifying payments in the aggregate.

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and a grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject only to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. For the Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $16.0 million, or $5.09 per Warrant Share as of March 31, 2023. As a grant date has not yet been established, the Company will estimate the fair value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial statement impact related to the Second Tranche for unvested shares under ASC 718. At their grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

As discussed above, 1,258,992 Warrant Shares (included in the First Tranche), with a value of $11.6 million, vested at execution of the ATSA, and were recorded as Other assets on the Consolidated Balance Sheet. The $11.6 million will be recognized as contra-revenue pro rata with estimated revenue earned over the term of the ATSA. For the remaining Warrant Shares, the value of the Warrant Shares, at grant date, will be recognized as a reduction of the transaction price of the Company’s flight services performance obligation over the term of the ATSA as revenue is earned with an offsetting entry to Capital in excess of par.

13. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Rule 3-10 of Regulation S-X because, in connection with the issuance by pass-through trusts formed by Hawaiian (which is also referred to in this Note 13 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 13 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$611,800	$14,275	$(13,472)	$612,603
Operating Expenses:
Wages and benefits	—	241,933	—	—	241,933
Aircraft fuel, including taxes and delivery	—	197,625	—	—	197,625
Maintenance, materials and repairs	—	50,318	(31)	—	50,287
Aircraft and passenger servicing	—	42,532	—	—	42,532
Commissions and other selling	8	28,153	222	(145)	28,238
Aircraft rent	—	28,171	—	—	28,171
Other rentals and landing fees	—	38,739	—	(19)	38,720
Depreciation and amortization	—	32,667	—	—	32,667
Purchased services	119	34,451	568	(66)	35,072
Other	1,829	55,564	(9,368)	(13,240)	34,785
Total	1,956	750,153	(8,609)	(13,470)	730,030
Operating Income (Loss)	(1,956)	(138,353)	22,884	(2)	(117,427)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(96,696)	(4,830)	—	101,526	—
Interest expense and amortization of debt discounts and issuance costs	—	(5,147)	(18,473)	740	(22,880)
Interest income	398	15,542	1,265	(740)	16,465
Capitalized interest	—	1,458	—	—	1,458
Losses on fuel derivatives	—	(5,065)	—	—	(5,065)
Other components of net periodic pension cost	—	(1,494)	—	—	(1,494)
Gains on investments, net	—	697	—	—	697
Gains on foreign debt	—	2,260	—	—	2,260
Other, net	—	155	—	—	155
Total	(96,298)	3,576	(17,208)	101,526	(8,404)
Income (Loss) Before Income Taxes	(98,254)	(134,777)	5,676	101,524	(125,831)
Income tax benefit	—	(27,574)	—	—	(27,574)
Net Income (Loss)	$(98,254)	$(107,203)	$5,676	$101,524	$(98,257)
Comprehensive Income (Loss)	$(100,309)	$(109,255)	$5,676	$103,579	$(100,309)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$476,591	$9,727	$(9,104)	$477,214
Operating Expenses:
Wages and benefits	—	203,099	—	—	203,099
Aircraft fuel, including taxes and delivery	—	150,982	—	—	150,982
Maintenance, materials and repairs	—	55,490	160	—	55,650
Aircraft and passenger servicing	—	33,815	—	—	33,815
Commissions and other selling	—	20,624	230	(207)	20,647
Aircraft rent	—	26,276	—	—	26,276
Depreciation and amortization	—	33,755	—	—	33,755
Other rentals and landing fees	—	34,640	—	(29)	34,611
Purchased services	43	30,291	419	(66)	30,687
Other	2,218	41,839	242	(8,802)	35,497
Total	2,261	630,811	1,051	(9,104)	625,019
Operating Income (Loss)	(2,261)	(154,220)	8,676	—	(147,805)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(131,023)	(9,420)	—	140,443	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,324)	(18,453)	740	(25,037)
Interest income	7	4,425	742	(740)	4,434
Capitalized interest	—	1,052	—	—	1,052
Other components of net periodic pension cost	—	1,286	—	—	1,286
Losses on investments, net	—	(12,364)	—	—	(12,364)
Gains on foreign debt	—	11,762	—	—	11,762
Other, net	—	374	—	—	374
Total	(131,016)	(10,209)	(17,711)	140,443	(18,493)
Loss Before Income Taxes	(133,277)	(164,429)	(9,035)	140,443	(166,298)
Income tax benefit	—	(33,020)	—	—	(33,020)
Net Loss	$(133,277)	$(131,409)	$(9,035)	$140,443	$(133,278)
Comprehensive Loss	$(149,288)	$(147,419)	$(9,035)	$156,454	$(149,288)

Condensed Consolidating Balance Sheets
March 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$27,571	$213,220	$31,064	$—	$271,855
Restricted cash	—	—	17,648	—	17,648
Short-term investments	—	1,111,082	—	—	1,111,082
Accounts receivable, net	1,269	86,400	32,413	(20,202)	99,880
Income taxes receivable	—	3,382	—	—	3,382
Spare parts and supplies, net	—	38,905	—	—	38,905
Prepaid expenses and other	—	83,021	—	—	83,021
Total	28,840	1,536,010	81,125	(20,202)	1,625,773
Property and equipment at cost	—	3,105,592	—	—	3,105,592
Less accumulated depreciation and amortization	—	(1,167,795)	—	—	(1,167,795)
Property and equipment, net	—	1,937,797	—	—	1,937,797
Assets held-for-sale	—	288	4,736	—	5,024
Operating lease right-of-use assets	—	439,228	—	—	439,228
Long-term prepayments and other	—	105,883	1,200,253	(1,200,000)	106,136
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(421,091)	(45,222)	—	466,313	—
Investment in consolidated subsidiaries	807,451	(17,307)	503	(790,647)	—
Total Assets	$415,200	$3,956,677	$1,300,117	$(1,544,536)	$4,127,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,282	$214,779	$553	$(13,750)	$202,864
Air traffic liability and current frequent flyer deferred revenue	—	736,874	9,593	—	746,467
Other accrued liabilities	—	178,454	14,909	(6,452)	186,911
Current maturities of long-term debt, less discount	—	46,176	—	—	46,176
Current maturities of finance lease obligations	—	24,819	—	—	24,819
Current maturities of operating leases	—	78,620	—	—	78,620
Total	1,282	1,279,722	25,055	(20,202)	1,285,857
Long-Term Debt	—	1,580,601	1,185,781	(1,200,000)	1,566,382
Intercompany payable	180,598	(585,836)	121,385	283,853	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	69,895	—	—	69,895
Noncurrent operating leases	—	328,370	—	—	328,370
Accumulated pension and other post-retirement benefit obligations	—	141,508	—	—	141,508
Other liabilities and deferred credits	—	74,588	—	—	74,588
Noncurrent frequent flyer deferred revenue	—	325,407	—	—	325,407
Deferred tax liabilities, net	—	102,131	—	—	102,131
Total	—	1,041,899	—	—	1,041,899
Shareholders’ equity	233,320	640,291	(32,104)	(608,187)	233,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$415,200	$3,956,677	$1,300,117	$(1,544,536)	$4,127,458

Condensed Consolidating Balance Sheets
December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,620	$151,357	$49,145	$—	$229,122
Restricted cash	—	—	17,498	—	17,498
Short-term investments	—	1,147,193	—	—	1,147,193
Accounts receivable, net	—	106,321	25,785	(18,244)	113,862
Income taxes receivable, net	—	70,204	—	—	70,204
Spare parts and supplies, net	—	36,875	—	—	36,875
Prepaid expenses and other	—	63,524	29	—	63,553
Total	28,620	1,575,474	92,457	(18,244)	1,678,307
Property and equipment at cost	—	3,009,614	—	—	3,009,614
Less accumulated depreciation and amortization	—	(1,135,262)	—	—	(1,135,262)
Property and equipment, net	—	1,874,352	—	—	1,874,352
Assets held-for-sale	—	293	13,726	—	14,019
Operating lease right-of-use assets	—	459,128	—	—	459,128
Long-term prepayments and other	—	99,801	1,200,516	(1,200,000)	100,317
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	609,207	—	(609,207)	—
Investment in consolidated subsidiaries	767,831	(57,699)	502	(710,634)	—
Total Assets	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$630	$207,294	$617	$(12,532)	$196,009
Air traffic liability and current frequent flyer deferred revenue	—	579,872	10,924	—	590,796
Other accrued liabilities	—	172,190	15,558	(5,712)	182,036
Current maturities of long-term debt, less discount	—	47,836	—	—	47,836
Current maturities of finance lease obligations	—	25,789	—	—	25,789
Current maturities of operating leases	—	77,858	—	—	77,858
Total	630	1,110,839	27,099	(18,244)	1,120,324
Long-Term Debt	—	1,599,330	1,184,559	(1,200,000)	1,583,889
Intercompany payable	462,556	—	146,651	(609,207)	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	75,221	—	—	75,221
Noncurrent operating leases	—	347,726	—	—	347,726
Accumulated pension and other post-retirement benefit obligations	—	135,775	—	—	135,775
Other liabilities and deferred credits	—	94,481	173	—	94,654
Noncurrent frequent flyer deferred revenue	—	318,369	—	—	318,369
Deferred tax liabilities, net	—	130,400	—	—	130,400
Total	—	1,101,972	173	—	1,102,145
Shareholders’ equity	333,265	748,415	(37,781)	(710,634)	333,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(613)	$122,379	$(3,475)	$—	$118,291
Cash Flows From Investing Activities:
Net payments to affiliates	—	24,435	(17,206)	(7,229)	—
Additions to property and equipment, including pre-delivery deposits	—	(106,215)	—	—	(106,215)
Proceeds from the disposition of aircraft and aircraft related equipment	6,793	20	2,750	—	9,563
Purchases of investments	—	(96,806)	—	—	(96,806)
Sales of investments	—	144,069	—	—	144,069
Net cash provided by (used in) investing activities	6,793	(34,497)	(14,456)	(7,229)	(49,389)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(24,953)	—	—	(24,953)
Net payments from affiliates	(7,229)	—	—	7,229	—
Payment for taxes withheld for stock compensation	—	(1,066)	—	—	(1,066)
Net cash used in financing activities	(7,229)	(26,019)	—	7,229	(26,019)
Net increase (decrease) in cash and cash equivalents	(1,049)	61,863	(17,931)	—	42,883
Cash, cash equivalents, & restricted cash - Beginning of Period	28,620	151,357	66,643	—	246,620
Cash, cash equivalents, & restricted cash - End of Period	$27,571	$213,220	$48,712	$—	$289,503

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,442)	$28,203	$(4,607)	$—	$22,154
Cash Flows From Investing Activities:
Net payments to affiliates	—	(886)	1,237	(351)	—
Additions to property and equipment, including pre-delivery deposits	—	(9,066)	—	—	(9,066)
Proceeds from the disposition of aircraft and aircraft related equipment	—	63	1,061	—	1,124
Purchases of investments	—	(263,161)	—	—	(263,161)
Sales of investments	—	307,780	—	—	307,780
Net cash provided by (used in) investing activities	—	34,730	2,298	(351)	36,677
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(66,704)	—	—	(66,704)
Net payments from affiliates	(351)	—	—	351	—
Payment for taxes withheld for stock compensation	—	(1,490)	—	—	(1,490)
Net cash used in financing activities	(351)	(68,194)	—	351	(68,194)
Net decrease in cash and cash equivalents	(1,793)	(5,261)	(2,309)	—	(9,363)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$19,010	$429,354	$50,101	$—	$498,465

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impact of such obligations related to our agreement with Amazon; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the second quarter of 2023; expectations about the recovery of international travel demand; expectations related to currency fluctuations; expected salary and related costs; our expected fleet as of March 31, 2024; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the impact of climate change or natural disasters; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the restatement of our financial statements for the Non-Reliance Periods and the impact of such restatement on our future financial statements and other financial measures; the material weakness we identified in our internal control over financial reporting and our efforts and timing related to such remediation; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our “Scheduled Operations.” We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights. We are the longest serving airline, as well as the largest airline headquartered in the state of Hawai'i and the tenth largest domestic airline in the United States based on revenue passenger miles (RPMs) as reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of January 2023, the latest available data. As of March 31, 2023, we had 7,218 active employees.

In October 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Services under the ATSA are anticipated to begin in the fourth quarter of 2023.

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

First Quarter 2023 Financial Overview

•Passenger revenue in the first quarter was $548.5 million, up 35.8% as compared to the same period in 2022. During the three months ended March 31, 2023, capacity (as measured in Available Seat Miles or ASMs) was up 15.8%, while RPMs increased 29.2%, as compared to the same period in 2022, driven by steady demand on our Domestic routes and improving customer demand on our International routes.

•Our operating loss in the first quarter was $117.4 million, down from operating loss of $147.8 million during the same period in 2022.

•GAAP net loss in the first quarter was $98.3 million, or $1.91 per diluted share on total revenue of $612.6 million, compared to a net loss of $133.3 million, or $2.60 per diluted share, on total revenue of $477.2 million during the same period in 2022.

•Unrestricted cash, cash equivalents and short-term investments was $1.4 billion as of March 31, 2023.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Material Changes to our Consolidated Balance Sheet

During the three months ended March 31, 2023, material changes to our Consolidated Balance Sheet consisted of the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.4 billion as of March 31, 2023, compared to $1.4 billion as of December 31, 2022. See "Cash Flow and Use of Liquidity" below for additional discussion.
•As of March 31, 2023, our total debt was $1.6 billion, a decrease of $19.2 million, or 1.2%, as compared to $1.6 billion as of December 31, 2022.

•As of March 31, 2023, our air traffic liability and current frequent flyer deferred revenue was $746.5 million, an increase of $155.7 million, or 26.3%, as compared to $590.8 million as of December 31, 2022. The increase in air traffic liability is primarily due to an increase in advanced ticket sales. Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2022 and 2023, respectively and our expected fleet as of March 31, 2024 (based on existing executed agreements as of March 31, 2023):

	March 31, 2022			March 31, 2023			March 31, 2024 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	11	12	23
A330-300F (3)	—	—	—	—	—	—	4	—	4
A321neo	4	14	18	4	14	18	4	14	18
787-9	—	—	—	—	—	—	—	2	2
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (4)	—	3	3	—	1	1	—	—	—
ATR 72-200 (4)	—	4	4	—	1	1	—	—	—
Total	21	47	68	21	42	63	24	42	66

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)    A330-300F aircraft to be utilized under the ATSA with Amazon, which is expected to commence in the fourth quarter of 2023. As discussed above, the ATSA provides for the operation of 10 aircraft with customer options to expand the fleet.

(4) The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary. In 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. As of March 31, 2023, there are two remaining aircraft and parts. The asset group was classified as Assets held-for-sale on the Consolidated Balance Sheets. We expect to complete the sale of the remaining ATR 42-500 and ATR 72-200 aircraft by the end of 2023.

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

Results of Operations

For the three months ended March 31, 2023, we generated a net loss of $98.3 million, or $1.91 per diluted share, compared to a net loss of $133.3 million, or $2.60 per diluted share, for the same period in 2022.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2023		2022
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,592		2,030
Revenue passenger miles (RPM)	3,844,061		2,974,352
Available seat miles (ASM)	4,914,619		4,242,483
Passenger revenue per RPM (Yield)	14.27	¢	13.58	¢
Passenger load factor (RPM/ASM)	78.2%		70.1%
Passenger revenue per ASM (PRASM)	11.16	¢	9.52	¢
Total Operations:
Revenue passengers flown	2,593		2,036
RPM	3,845,978		2,987,565
ASM	4,917,517		4,263,048
Operating revenue per ASM (RASM)	12.46	¢	11.19	¢
Operating cost per ASM (CASM)	14.85	¢	14.66	¢
CASM excluding aircraft fuel and non-recurring items (a)	11.04	¢	11.07	¢
Aircraft fuel expense per ASM (b)	4.02	¢	3.54	¢
Revenue block hours operated	52,228		44,883
Gallons of aircraft fuel consumed	64,853		53,417
Average cost per gallon of aircraft fuel (b)	$3.05		$2.83

(a)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(b)    Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2023, operating revenue increased by $135.4 million, or 28.4%, as compared to the same period in 2022. The increase was primarily driven by the increase in passenger travel demand, predominantly on our Domestic routes.

Passenger revenue

For the three months ended March 31, 2023, passenger revenue increased by $144.5 million, or 35.8%, as compared to the same period in 2022. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended March 31, 2023
(in thousands)	Three months ended March 31, 2023	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$442,448	17.3%	7.2%	9.5%	(0.8)%	18.2%
International	106,078	295.5	(29.6)	461.1	174.7	43.9
Total	$548,526	35.8%	5.1%	29.2%	15.8%	17.2%

Domestic passenger revenue increased 17.3% during the three months ended March 31, 2023, despite a decrease in capacity, as measured in ASM, of 0.8% during the same period. We continue to optimize existing capacity with passenger counts up 20.8%, leading to RPM and Yield increases during the quarter. Demand on our domestic network has recovered to pre-COVID-19 pandemic levels, with passenger revenue down 0.7% during the three months ended March 31, 2023, as compared to the same period in 2019, primarily driven by the strength of our North America traffic. Our Neighbor Island traffic, which accounted for approximately 19.2% of total domestic revenue in the first quarter of 2023, continued to face increased competitive pressures with additional capacity entering the market, along with the aggressively low priced neighbor island fares. This has resulted in declines in neighbor island revenue yield during the first quarter of 2023 of approximately 29.1% as compared to the same period in 2019, and is expected to continue to be a headwind to our neighbor island revenue during 2023.

International passenger revenue increased 295.5% during the three months ended March 31, 2023, as compared to the same period in 2022. Despite these improvements, our international network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 31.9% as compared to the same period in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes. In addition, we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.
We expect our network capacity (ASM) for the second quarter of 2023 to be up approximately 10.5% to 13.5% compared to the same period in 2022. We expect RASM will be down between 8.5% and 11.5% for the second quarter of 2023 as compared to the same period in 2022.
Other Operating Revenue

For the three months ended March 31, 2023, Other operating revenue decreased by $9.1 million, or 12.4%, as compared to the same period in 2022.

During the three months ended March 31, 2023, Cargo revenue decreased $4.4 million as compared to the same period in 2022, primarily driven by reduced volumes. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $1.6 million during the three months ended March 31, 2023, as compared to the same period in 2022, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, decreased during the three months ended March 31, 2023 by approximately $6.3 million as compared to the same period in 2022.

Operating Expense

Operating expenses were $730.0 million during the three months ended March 31, 2023. Increases (decreases) in operating expenses for the three months ended March 31, 2023, as compared to the same period in 2022, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
	$	%
Operating expenses	(in thousands)
Wages and benefits	$38,834	19.1%
Aircraft fuel, including taxes and delivery	46,643	30.9
Maintenance, materials and repairs	(5,363)	(9.6)
Aircraft and passenger servicing	8,717	25.8
Commissions and other selling	7,591	36.8
Aircraft rent	1,895	7.2
Other rentals and landing fees	4,109	11.9
Depreciation and amortization	(1,088)	(3.2)
Purchased services	4,385	14.3
Other	(712)	(2.0)
Total	$105,011	16.8%

Wages and benefits

Wages and benefits expense increased $38.8 million, or 19.1%, during the three months ended March 31, 2023, as compared to the prior year period. The increase in wages and benefits expense is primarily attributed to increased operations, predominantly within our domestic network, scheduled contractual wage increases and increased inflationary and hiring costs. In July 2022, our collective bargaining agreement (CBA) with employees represented by the Air Line Pilots Association (ALPA) became amendable. In February 2023, the pilots ratified a new four year CBA, which includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans. During the first quarter of 2023, the Company recognized approximately $17.7 million in costs associated with the ratification of the new CBA.

We expect that wages and benefits will increase during the second quarter of 2023, as compared to the same period in 2022, as a result of the amended CBAs we've entered into the past several years, combined with the continued ramp up of our international operations.

Aircraft fuel

Aircraft fuel expense increased during the three months ended March 31, 2023, as compared to the prior year period, primarily due to significant increases in the average fuel cost per gallon, combined with increased consumption, as illustrated in the following table:

	Three months ended March 31,
	2023	2022	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$197,625	$150,982	30.9%
Fuel gallons consumed	64,853	53,417	21.4%
Average fuel price per gallon, including taxes and delivery	$3.05	$2.83	7.8%

Fuel consumption increased 21.4% as a result of increased operations combined with operational challenges, including runway construction at the Daniel K. Inouye International Airport in Honolulu, Hawai`i, and aircraft up-gauging as a result of supply chain issues impacting our A321neo aircraft.

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

Economic fuel expense is calculated as follows:

	Three months ended March 31,
	2023	2022	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$197,625	$150,982	30.9%
Realized losses on settlement of fuel derivative contracts	1,513	—	100.0%
Economic fuel expense	$199,138	$150,982	31.9%
Fuel gallons consumed	64,853	53,417	21.4%
Economic fuel costs per gallon	$3.07	$2.83	8.5%

We expect that fuel gallons consumed will be up between 16.5% to 19.5% during the second quarter of 2023 as compared to the same period in 2022.

Maintenance, materials and repairs

Maintenance, materials and repairs expense decreased $5.4 million, or 9.6%, for the three months ended March 31, 2023 as compared to the same period in 2022. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft early. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities to be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. During the three months ended March 31, 2023, we recognized approximately $18.1 million in amortization. Excluding the amortization of the aforementioned deferred balance, maintenance, materials and repairs expense increased $12.7 million in the first quarter of 2023 as compared to the same period in 2022, primarily the result of increased rates and utilization associated with our power-by-the-hour agreements, the timing of scheduled heavy maintenance events and inflationary pressures on costs.

We expect maintenance, materials and repairs expense to increase during the second quarter of 2023, as compared to the same period in 2022.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $8.7 million, or 25.8%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase during the first quarter is primarily attributed to increased passengers flown, which was up 27.3% during the same period. We expect aircraft and passenger service expense to increase during the second quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses increased by $7.6 million, or 36.8%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase during the first quarter was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the second quarter of 2023, as compared to the same period in 2022 as we continue to rebuild international operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $4.1 million, or 11.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals during the first quarter is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the second quarter of 2023, as compared to the same period in 2022, as we continue to rebuild international operational capacity.

Purchased services

Purchased services increased by $4.4 million, or 14.3%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in purchased services is primarily related to our increased operations during the first quarter as compared to the same period in 2022. We expect other purchased services expense to increase during the second quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Other expense

Other expense decreased $0.7 million, or 2.0% for the three months ended March 31, 2023 as compared to the same period in 2022. Excluding the one time gain of $10.2 million recognized on the sale of commercial real estate during the period, other expense was up approximately $9.5 million, primarily related to personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the second quarter of 2023 given inflationary pressures and as we continue to build operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $10.1 million, or 54.6%, and during the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in expense was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, and inclusive of approximately $4.7 million in interest received on federal tax refunds from the Internal Revenue Service (IRS) (b) reduction in interest expense as a result of debt reduction activities in 2022, and (c) approximately $0.7 million in gains related our investment portfolio as compared to $12.4 million in losses in the comparable period in 2022, which were offset by a reduction in gains associated with our foreign denominated debt.

Income Taxes

Our effective tax rate was 21.9% and 19.9% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

We expect our tax rate to be approximately 21.0% during the for the second quarter of 2023.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.4 billion as of March 31, 2023, compared to approximately $1.4 billion as of December 31, 2022.

As of March 31, 2023, our current assets exceeded our current liabilities by approximately $339.9 million as compared to $558.0 million as of December 31, 2022. Approximately $746.5 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $118.3 million during the three months ended March 31, 2023 compared to net cash provided by operating activities of $22.2 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. The impact of COVID-19 has resulted in a lower level of advanced bookings than historically experienced, which has impacted seasonal trends. As discussed above, we noted marked improvements in air travel demand during the three months ended March 31, 2023, as compared to the same period in 2022; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 15.5%, largely due to international travel demand lagging the recovery of domestic travel as a result of ongoing government restrictions.

Aircraft Fuel. Fuel expense represented approximately 27.1% of our total operating expense during the three months ended March 31, 2023 compared to 24.2% during the same period in 2022. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three months ended March 31, 2023, the average fuel price per gallon increased 7.8% as compared to the same period in 2022.

Pension and Other Postretirement Benefit Plan Funding. During the three months ended March 31, 2023 and 2022, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, and the financial uncertainties of the COVID-19 pandemic on our business, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2023.

Operating Lease Obligations. As of March 31, 2023, we had $407.0 million of operating lease obligations, which range between approximately $40.9 million to $90.9 million on an annual basis between 2024 and 2027. We have approximately $74.8 million in operating lease obligations during the remainder of 2023.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of March 31, 2023, we had approximately $127.5 million of such obligations, which range from approximately $6.0 million to $22.6 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $49.4 million during the three months ended March 31, 2023 compared to net cash provided by investing activities of $36.7 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the three months ended March 31, 2023, our purchases and proceeds from the sale and maturity of short-term investments resulted in net cash inflow of $47.3 million as compared to net cash inflow of $44.6 million during the same period in 2022.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures was $106.2 million during the three months ended March 31, 2023 as compared to $9.1 million in capital expenditures during the same period in 2022.

As of March 31, 2023, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	12	8	Between 2023 and 2027

General Electric GEnx spare engines:
B787-9 spare engines	3	1	Between 2023 and 2027

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $199.9 million for the remainder of 2023, $472.9 million in 2024, $477.6 million in 2025, $374.7 million in 2026, and $215.2 million in 2027.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of theB787-9 aircraft, the first of which we now expect to receive in the fourth quarter of 2023 with the remaining deliveries scheduled through 2027, as reflected in the table above, and (b)agreed to exercise purchase options for an additional two B787-9 aircraft. Refer to Note 10 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash used in financing activities was $26.0 million during the three months ended March 31, 2023 compared to net cash used in financing activities of $68.2 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. During the three months ended March 31, 2023 and 2022, we repaid $25.0 million and $66.7 million of long-term debt and finance lease obligations, respectively. In January 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation and in June 2022, we paid $71.6 million to extinguish our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional discussion.

Future Debt Obligations. As of March 31, 2023, scheduled maturities of our debt remaining in 2023 and 2024 were $29.9 million and $46.6 million, respectively, with scheduled maturities from 2025 through 2027 of $60.1 million, $1.3 billion, and $11.9 million, respectively. As of March 31, 2023, scheduled maturities after 2027 aggregate to $151.5 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2023, these interest obligations total $57.1 million remaining in 2023, $78.4 million in 2024, $77.4 million in 2025, $22.6 million in 2026, $2.7 million in 2027, and $7.7 million thereafter.

Finance Lease Obligations. As of March 31, 2023, we had $94.7 million of finance lease obligations, which range between approximately $11.3 million to $17.8 million on an annual basis between 2024 to 2027. We have approximately $22.2 million in finance lease obligations during the remainder of 2023.

Return to Shareholders. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were restricted from making any stock repurchases or dividend payments through September 30, 2022. We did not repurchase stock or make dividend payments during the three months ended March 31, 2023. Pursuant to the Inflation Reduction Act passed by Congress in August 2022, future stock repurchases will be subject to excise tax.

Undrawn Lines of Credit. As of March 31, 2023, our revolving line of credit remained undrawn and available under our $235.0 million revolving credit facility. In August 2022, we renewed the revolving credit facility for an additional three years, maturing in December 2025.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2023 and December 31, 2022, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of March 31, 2023.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•CBA related expense.
◦In February 2023, pilots represents by ALPA ratified a new four-year CBA, which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans. In connection with the ratification, we recorded a signing bonus and vacation liability true-up of approximately $17.7 million in wages and benefits during the first quarter of 2023.
◦In February 2022, employees represented by the IAM-M and IAM-C ratified a new CBA, which included a one-time signing bonus of $2.1 million, which was recorded in wages and benefits during the first quarter of 2022.
•Contract termination amortization. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to early terminate our Amended and Restated Complete Fleet Services Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities to be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. During the three months ended March 31, 2023, we recognized approximately $18.1 million in amortization within Maintenance, materials and repairs in the Consolidated Statements of Operation.

•Gain on sale of commercial real estate. In February 2023, we entered into an agreement for the sale of our commercial real estate and recognized a gain on the transaction of $10.2 million, which was recorded in Other operating expense in the Consolidated Statements of Operations.

•Interest income on federal tax refund. In March 2023, we received $4.7 million in interest in connection with a $66.8 million federal tax refund received related to fiscal year 2018. The interest was recorded in Interest income in the Consolidated Statements of Operations.

•Changes in fair value of fuel derivative contracts. Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts.
•Unrealized gain on foreign debt. Unrealized gain on foreign debt is based on the fluctuation in exchange rates and the measurement of foreign-denominated debt to our functional currency.
•Unrealized (gain) loss on equity securities. Unrealized (gain) loss on equity securities is driven by changes in market prices and currency fluctuations, which is recorded in Other nonoperating expense in the Consolidated Statements of Operations.
We believe that adjusting for the impact of the changes in fair value of equity securities and fuel derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, and non-recurring expenses and income/gains (including CBA-related expense, contract termination amortization, interest income on income tax refund, and gain on sale of commercial real estate), helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended March 31,
	2023		2022
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(98,257)	$(1.91)	$(133,278)	$(2.60)
Adjusted for:
CBA related expense	17,727	0.35	2,104	0.04
Contract termination amortization	(18,114)	(0.35)	—	—
Gain on sale of commercial real estate	(10,179)	(0.20)	—	—
Interest income on federal tax refund	(4,672)	(0.09)	—	—
Changes in fair value of fuel derivative contracts	3,552	0.07	—	—
Unrealized gain on foreign debt	(2,488)	(0.05)	(11,582)	(0.23)
Unrealized (gain) loss on equity securities	(944)	(0.02)	11,474	0.23
Tax effect of adjustments	1,568	0.03	985	0.02
Adjusted net loss	$(111,807)	$(2.17)	$(130,297)	$(2.54)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended March 31,
	2023		2022
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$730,030		$625,019
Adjusted for:
CBA related expense	(17,727)		(2,104)
Contract termination amortization	18,114		—
Gain on sale of commercial real estate	10,179		—
Operating expenses excluding non-recurring items	$740,596		$622,915
Aircraft fuel, including taxes and delivery	(197,625)		(150,982)
Operating expenses excluding aircraft fuel and non-recurring items	$542,971		$471,933
Available Seat Miles	4,917,517		4,263,048
CASM - GAAP	14.85	¢	14.66	¢
Adjusted for:
CBA related expense	(0.36)		(0.05)
Contract termination amortization	0.37		—
Gain on sale of commercial real estate	0.20		—
Aircraft fuel, including taxes and delivery	(4.02)		(3.54)
CASM excluding aircraft fuel and non-recurring items	11.04	¢	11.07	¢

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

	Three months ended March 31,
	2023	2022
	(in thousands)
Net Loss	$(98,257)	$(133,278)
Income tax benefit	(27,574)	(33,020)
Depreciation and amortization	32,667	33,755
Interest expense and amortization of debt discounts and issuance costs	22,880	25,037
EBITDA, as reported	(70,284)	(107,506)
Adjusted for:
CBA related expense	17,727	2,104
Contract termination amortization	(18,114)	—
Gain on sale of commercial real estate	(10,179)	—
Interest income on tax refund	(4,672)	—
Changes in fair value of fuel derivative instruments	3,552	—
Unrealized gain on foreign debt	(2,488)	(11,582)
Unrealized (gain) loss on equity securities	(944)	11,474
Adjusted EBITDA	$(85,402)	$(105,510)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our 2022 Annual Report on Form 10-K.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the three months ended March 31, 2023, our passenger revenue was $548.5 million, up approximately $144.5 million compared to 2022, but down $52.8 million, or 8.8% from the pre-pandemic period in 2019.

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

•Legal and regulatory risks: While we ended our vaccine requirement as a condition of employment effective October 1, 2022, we continue to encourage various health and safety measures to protect our guests and our employees from the spread of COVID-19, Despite the removal of the vaccine requirement, we continue to be subject to civil lawsuits and employee grievances that may give rise to legal liability. While we carry employment practices liability insurance, we have become subject to claims related to reasonable accommodation requests, which have resulted and may continue to result in litigation.

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 11.6%, 14.1%, and 21.3% of total revenue during the years ending December 31, 2022, 2021 and 2020, respectively. During the three months ended March 31, 2023, other revenue accounted for 10.5% of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future current economic downturn. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any reinstatement of COVID-19 related travel restrictions or recommendations, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 8 of the Notes to Consolidated Financial Statements.

Recently, concerns have arisen with respect to the financial condition of certain banking institutions in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. In March 2023, both Silicon Valley Bank ("SVB") and Signature Bank ("Signature") entered receivership. While we do not maintain accounts with either SVB or Signature, we maintain our cash at other financial institutions in balances that exceed the current Federal Deposit Insurance Corporation insurance limits. If more banks and financial institutions experience financial hardship, enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which could negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of March 31, 2023, we have Japanese Yen denominated debt totaling $154.0 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information regarding our exposure to foreign currency exchange rates.

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

As of March 31, 2023, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

As a condition of receiving grants and loans under the Payroll Support Program 3 Agreement with the Treasury (PSP3 Agreement), we agreed to several restrictive requirements. Currently, we must limit executive compensation through April 1, 2023, which may restrict out ability to incentivize our executives, which may negatively affect our business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2023, there were no holdbacks held by our credit card processors.

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

This year, inflation increased throughout the U.S. economy to levels not seen in decades. Inflation can adversely affect us by increasing the costs of labor, fuel, and other costs as well as by reducing demand for air travel. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

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

During the three months ended March 31, 2023, approximately 80.7% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

During the three months ended March 31, 2023, approximately 65.2% of our passenger revenue was generated from our North America and Neighbor Island routes. Prior to, and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended March 31, 2023, approximately 19.3% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020. , which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Virginia, Colorado, Utah, Connecticut, and Iowa, have enacted similar legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have been and may again become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, business e-mail compromises, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability or destruction of, our or our customers’ information, and may lead to litigation, claims, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may result in unauthorized access or otherwise compromise data stored or processed for us that may give rise to any of the foregoing.

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

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, during our transition to the Amadeus Altea Passenger System in April 2023, we experienced, and may continue to experience, intermittent issues, including issues related to our website, mobile and kiosk passenger check-in capability and booking through our website, which could have a significant impact on our operations. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations, financial condition and reputation that may result from system interruptions or system failures.

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

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen significant declines in demand for air travel in 2020, 2021, 2022 and 2023 to-date as compared to the years before the COVID-19 pandemic. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current Presidential administration launched the Sustainable Aviation Fuel Grand Challenger to scale up the production of sustainable aviation fuel, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the U.S. Environmental Protection Agency pressed for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws and regulations to which we are subject, both domestically and internationally. Compliance with the laws and regulations of foreign jurisdictions and the restrictions on operations that these laws, regulations or other government actions may impose could significantly increase the cost of airline operations or reduce revenue. For example, various jurisdictions have imposed or are currently imposing restrictions that impede or restrict travel in response to the COVID-19 pandemic and certain of our destinations in Asia have been revising their privacy and consumer laws and regulations. Limitations placed on our business as a result of these or other laws and regulations or failure to comply with evolving laws or regulations could result in significant penalties, criminal charges, costs to defend ourselves in a foreign jurisdiction, restrictions on operations and reputational damage. In addition, we operate flights on international routes regulated by treaties and related agreements between the U.S. and foreign governments, which are subject to change as they may be amended from time to time. Modifications of these arrangements could result in an inability to obtain or retain take-off or landing slots for our routes, route authorization and necessary facilities. Any limitations, additions or modifications to government treaties, agreements, regulations, laws or policies related to our International routes could have a material adverse impact on our financial position and results of operations.

We may be party to litigation or regulatory action in the normal course of business or otherwise, which could have an adverse effect on our operations and financial results.

From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, despite the removal of the COVID-19 vaccine requirement as a condition of employment, we continue to be subject to civil lawsuits and employee grievances that may give rise to legal liability. We believe we have meritorious defenses and intend to vigorously contest such claims. Resolving or defending legal matters, however, can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.

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

As we continue to grow internationally, we may also be subject to taxation in jurisdictions around the world with increasingly complex tax laws, the application of which may be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, potentially adversely affecting our liquidity and results of operations. For example, the Organization for Economic Cooperation and Development proposed a global minimum tax of 15%, which has been adopted by the European Union effective January 1, 2024. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the relevant authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could adversely impact us and our results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had NOLs available to reduce future taxable income of approximately $236.0 million for federal income tax purposes that have indefinite carryover and approximately $708.0 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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
As of March 31, 2023, we had the following firm order commitments and purchase rights for additional aircraft:

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

Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $1.9 billion as of March 31, 2023. Economic and intrinsic triggers, which include the ongoing impact of the COVID-19 pandemic, extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

Long-lived assets are tested for impairment when events or changes in circumstances indicate, in management's judgement, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made.

We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of March 31, 2023, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Under the terms of our Payroll Support Program 3 Agreement with the Treasury, we were required to suspend payment of dividends and refrain from engaging in stock repurchases through September 30, 2022. We do not currently anticipate any future repurchases and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even though the PSP restrictions are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of March 31, 2023, we believe we were in compliance with the foreign ownership rules.

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

As of March 31, 2023, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $173.3 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of March 31, 2023, Hawaiian had approximately $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $94.7 million and operating lease obligations of $407.0 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

On October 21, 2022, the Audit and Finance Committee of our Board of Directors concluded, after discussion with our management, that our consolidated unaudited financial statements as of and for the quarterly periods ended March 31, 2022 and June 30, 2022 (collectively, the "Non-Reliance Periods") included in the Quarterly Reports on Form 10-Q filed with the SEC for the Non-Reliance Periods, (1) should no longer be relied upon due to an error in accounting for net unrealized losses from equity securities, as further described below, and (2) would require restatement. As a result of this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2022 and June 30, 2022 and evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. Management concluded that our disclosure controls and procedures were not effective as of March 31, 2022, June 30, 2022, and September 30, 2022, and that our internal control over financial reporting was not effective as of March 31, 2022, June 30, 2022, and September 30, 2022 due to a material weakness. Specifically, there was a lack of effectively designed control activity over the accounting for unrealized gains and losses on equity securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We concluded that we remediated the material weakness as of December 31, 2022.

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

As part of the restatement, we identified a material weakness in our internal control over financial reporting, which was remediated as of December 31, 2022. As a result of such material weakness, the restatement, the change in accounting for unrealized gains and losses on equity securities, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the three months ended March 31, 2023.

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

HAWAIIAN HOLDINGS, INC.

Date:	April 26, 2023	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)