Form 10-Q
period 2023-06-30
HAWAIIAN HOLDINGS INC
filed 2023-07-26
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 21, 2023, 51,632,305 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Operating Revenue:
Passenger	$644,992	$617,463	$1,193,518	$1,021,492
Other	61,936	74,402	126,013	147,587
Total	706,928	691,865	1,319,531	1,169,079
Operating Expenses:
Wages and benefits	237,680	205,686	479,613	408,785
Aircraft fuel, including taxes and delivery	166,380	226,892	364,005	377,874
Maintenance, materials and repairs	53,657	55,967	103,943	111,617
Aircraft and passenger servicing	43,126	35,631	85,658	69,446
Depreciation and amortization	33,348	34,333	66,015	68,088
Aircraft rent	26,159	25,790	54,330	52,066
Commissions and other selling	28,391	28,615	56,630	49,262
Other rentals and landing fees	41,487	37,041	80,207	71,652
Purchased services	37,181	33,757	72,254	64,444
Other	49,099	34,242	83,884	69,739
Total	716,508	717,954	1,446,539	1,342,973
Operating Loss	(9,580)	(26,089)	(127,008)	(173,894)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(22,705)	(24,517)	(45,585)	(49,554)
Losses on fuel derivatives	(3,658)	—	(8,724)	—
Other components of net periodic benefit cost	(1,707)	1,274	(3,201)	2,560
Interest income	13,539	6,562	30,004	10,996
Capitalized interest	1,945	1,060	3,404	2,112
Loss on extinguishment of debt	—	(8,568)	—	(8,568)
Losses on investments, net	(3,549)	(22,127)	(2,852)	(34,491)
Gains on foreign debt	12,174	20,556	14,434	32,318
Other, net	(920)	(2,005)	(764)	(1,631)
Total	(4,881)	(27,765)	(13,284)	(46,258)
Loss Before Income Taxes	(14,461)	(53,854)	(140,292)	(220,152)
Income tax benefit	(2,126)	(6,480)	(29,700)	(39,500)
Net Loss	$(12,335)	$(47,374)	$(110,592)	$(180,652)
Net Loss Per Share
Basic	$(0.24)	$(0.92)	$(2.15)	$(3.52)
Diluted	$(0.24)	$(0.92)	$(2.15)	$(3.52)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,587	51,356	51,547	51,322
Diluted	51,587	51,356	51,547	51,322
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2023	2022
	(unaudited)
Net Loss	$(12,335)	$(47,374)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $248 and $240 for 2023 and 2022, respectively	475	392
Net change in available-for-sale investments, net of tax expense of $70 and net of tax benefit of $1,945 for 2023 and 2022, respectively	52	(6,062)
Total other comprehensive income (loss)	527	(5,670)
Total Comprehensive Loss	$(11,808)	$(53,044)

	Six months ended June 30,
	2023	2022
	(unaudited)
Net Loss	$(110,592)	$(180,652)
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax benefit of $2,068 and tax expense of $448 for 2023 and 2022, respectively	(6,603)	1,022
Net change in available-for-sale investments, net of tax expense of $1,715 and tax benefit of $7,431 for 2023 and 2022, respectively	5,078	(22,702)
Total other comprehensive loss	(1,525)	(21,680)
Total Comprehensive Loss	$(112,117)	$(202,332)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$226,951	$229,122
Restricted cash	17,860	17,498
Short-term investments	1,083,865	1,147,193
Accounts receivable, net	94,896	113,862
Income taxes receivable	1,666	70,204
Spare parts and supplies, net	47,837	36,875
Prepaid expenses and other	72,185	63,553
Total	1,545,260	1,678,307
Property and equipment, less accumulated depreciation and amortization of $1,201,101 and $1,135,262 as of June 30, 2023 and December 31, 2022, respectively	1,966,777	1,874,352
Other Assets:
Assets held-for-sale	2,845	14,019
Operating lease right-of-use assets	425,069	459,128
Long-term prepayments and other	106,399	100,317
Intangible assets, net	13,500	13,500
Total Assets	$4,059,850	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180,287	$196,009
Air traffic liability and current frequent flyer deferred revenue	795,530	590,796
Other accrued liabilities	177,394	182,036
Current maturities of long-term debt, less discount	44,063	47,836
Current maturities of finance lease obligations	19,828	25,789
Current maturities of operating leases	78,585	77,858
Total	1,295,687	1,120,324
Long-Term Debt	1,552,693	1,583,889
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	65,393	75,221
Noncurrent operating leases	315,654	347,726
Accumulated pension and other post-retirement benefit obligations	142,291	135,775
Other liabilities and deferred credits	57,961	94,654
Noncurrent frequent flyer deferred revenue	306,046	318,369
Deferred tax liability, net	100,308	130,400
Total	987,653	1,102,145
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 51,629,604 and 51,450,904 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	516	514
Capital in excess of par value	289,828	287,161
Accumulated income	30,164	140,756
Accumulated other comprehensive loss, net	(96,691)	(95,166)
Total	223,817	333,265
Total Liabilities and Shareholders’ Equity	$4,059,850	$4,139,623
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(98,257)	—	(98,257)
Other comprehensive loss, net	—	—	—	—	(2,052)	(2,052)
Issuance of 131,858 shares of common stock, net of shares withheld for taxes	1	—	(1,067)	—	—	(1,066)
Share-based compensation expense	—	—	1,430	—	—	1,430
Balance at March 31, 2023	$515	$—	$287,524	$42,499	$(97,218)	$233,320
Net Loss	—	—	—	(12,335)	—	(12,335)
Other comprehensive income, net	—	—	—	—	527	527
Issuance of 82,632 shares of common stock, net of shares withheld for taxes	1	—	(48)	—	—	(47)
Share-based compensation expense	—	—	2,352	—	—	2,352
Balance at June 30, 2023	$516	$—	$289,828	$30,164	$(96,691)	$223,817

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2023 and December 31, 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2023 and December 31, 2022.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2022 and December 31, 2021.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2023	2022
	(unaudited)
Net cash provided by Operating Activities	$111,662	$31,665
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(169,354)	(16,521)
Proceeds from the disposition of aircraft and aircraft related equipment	19,863	9,662
Purchases of investments	(202,037)	(575,191)
Proceeds from sales and maturities of investments	275,312	635,385
Net cash provided by (used in) investing activities	(76,216)	53,335
Cash flows from Financing Activities:
Repayments of long-term debt and finance lease obligations	(36,142)	(149,019)
Payment for taxes withheld for stock compensation	(1,113)	(1,589)
Net cash used in financing activities	(37,255)	(150,608)
Net decrease in cash and cash equivalents	(1,809)	(65,608)
Cash, cash equivalents, and restricted cash - Beginning of Period	246,620	507,828
Cash, cash equivalents, and restricted cash - End of Period	$244,811	$442,220

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$7,108	$—

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

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2023	2022	2023	2022
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$537	$523	$987	$1,055	Nonoperating Income (Expense), Other, net
Prior service cost	186	102	331	194	Nonoperating Income (Expense), Other, net
Total before tax	723	625	1,318	1,249
Tax benefit	(167)	(233)	(314)	(388)
Total, net of tax	$556	$392	$1,004	$861
Short-term investments
Realized gain on sales of investments	$(679)	$(2,796)	$(1,072)	$(6,399)	Gains (losses) on investments, net
Realized loss on sales of investments	2,257	17,001	3,168	21,588	Gains (losses) on investments, net
Total before tax	1,578	14,205	2,096	15,189
Income tax benefit	(657)	(3,451)	(529)	(3,746)
Total, net of tax	$921	$10,754	$1,567	$11,443
Total reclassifications for the period	$1,477	$11,146	$2,571	$12,304

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2023 and 2022 is as follows:

Three months ended June 30, 2023	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(66,517)	$(30,701)	$(97,218)
Other comprehensive loss before reclassifications, net of tax	(81)	(869)	(950)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	556	921	1,477
Net current-period other comprehensive income	475	52	527
Ending balance	$(66,042)	$(30,649)	$(96,691)

Three months ended June 30, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(74,395)	$(23,453)	$(97,848)
Other comprehensive loss before reclassifications, net of tax	—	(16,816)	(16,816)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	392	10,754	11,146
Net current-period other comprehensive income (loss)	392	(6,062)	(5,670)
Ending balance	$(74,003)	$(29,515)	$(103,518)

Six months ended June 30, 2023	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(7,607)	3,511	(4,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,004	1,567	2,571
Net current-period other comprehensive income (loss)	(6,603)	5,078	(1,525)
Ending balance	$(66,042)	$(30,649)	$(96,691)

Six months ended June 30, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	161	(34,145)	(33,984)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	861	11,443	12,304
Net current-period other comprehensive income (loss)	1,022	(22,702)	(21,680)
Ending balance	$(74,003)	$(29,515)	$(103,518)

3. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 46,344 and 391,510 for the three months ended June 30, 2023 and 2022, respectively, and 71,081 and 439,994 for the six months ended June 30, 2023 and 2022, respectively. Certain warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of June 30, 2023 and 2022, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451 and zero, respectively. Refer to Note 12 to the Notes to Consolidated Financial Statements for additional discussion.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except for per share data)
Numerator:
Net Loss	$(12,335)	$(47,374)	$(110,592)	$(180,652)
Denominator:
Weighted average common stock shares outstanding - Basic	51,587	51,356	51,547	51,322
Weighted average common stock shares outstanding - Diluted	51,587	51,356	51,547	51,322
Net Loss Per Share
Basic	$(0.24)	$(0.92)	$(2.15)	$(3.52)
Diluted	$(0.24)	$(0.92)	$(2.15)	$(3.52)

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

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Geographic Information	(in thousands)
Domestic	$564,684	$629,576	$1,050,813	$1,067,992
Pacific	142,244	62,289	268,718	101,087
Total operating revenue	$706,928	$691,865	$1,319,531	$1,169,079

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

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$597,558	$571,644	$1,103,520	$943,826
Frequent flyer revenue, transportation component	47,434	45,819	89,998	77,666
Passenger Revenue	$644,992	$617,463	$1,193,518	$1,021,492

Other revenue (e.g., cargo and other miscellaneous)	$29,863	$45,795	$65,001	$91,611
Frequent flyer revenue, marketing and brand component	32,073	28,607	61,012	55,976
Other Revenue	$61,936	$74,402	$126,013	$147,587

As of June 30, 2023 and December 31, 2022, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $597.3 million and $414.5 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended June 30, 2023 and 2022, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $398.4 million and $336.4 million, respectively. During the six months ended June 30, 2023 and 2022, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $412.2 million and $327.0 million, respectively.

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

During the three months ended June 30, 2023 and 2022, the Company recognized advanced breakage of $17.2 million and $38.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized advanced breakage of $29.7 million and $56.0 million, respectively. The Company records breakage based on an analysis of certain factors, including unflown rates, rebooking trends, ticket validity terms, and other factors. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in air traffic liability and noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	June 30, 2023	December 31, 2022
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$194,029	$166,211
Noncurrent frequent flyer deferred revenue	306,046	318,369
Total frequent flyer liability	$500,075	$484,580

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue for the six months ended June 30, 2023 and 2022:

	2023	2022
	(in thousands)
Total frequent flyer liability - beginning balance	$484,580	$466,171
Miles awarded	107,947	92,988
Travel miles redeemed (Passenger Revenue)	(89,998)	(77,666)
Non-travel miles redeemed (Other Revenue)	(2,454)	(2,251)
Total frequent flyer liability - ending balance	$500,075	$479,242

5.  Short-Term Investments

The Company's short-term investments that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments as well as unrealized gains and losses related to changes in the fair value of equity securities are reflected in Losses on investments, net within Nonoperating income (expense) on the unaudited Consolidated Statements of Operations.

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of June 30, 2023 and December 31, 2022:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Corporate debt securities	$298,024	$144	$(17,581)	$280,587
U.S. government and agency securities	454,146	5	(10,473)	443,678
Other fixed income securities	94,093	6	(7,495)	86,604
Asset-backed securities	29,446	10	(1,801)	27,655
Collateralized loan obligations	43,857	2	(3,288)	40,571
Bank notes	9,944	28	(184)	9,788
Total debt securities	929,510	195	(40,822)	888,883
Derivatives	418	906	(674)	650
Equity securities	218,731	—	(25,859)	192,872
Other investments measured at net asset value	1,326	134	—	1,460
Total short-term investments	$1,149,985	$1,235	$(67,355)	$1,083,865

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$340,493	$139	$(23,009)	$317,623
U.S. government and agency securities	467,049	181	(12,341)	454,889
Other fixed income securities	110,881	23	(6,499)	104,405
Asset-backed securities	30,205	—	(2,039)	28,166
Collateralized loan obligations	43,736	130	(3,684)	40,182
Bank notes	11,493	3	(192)	11,304
Total debt securities	1,003,857	476	(47,764)	956,569
Derivatives	43	1,433	(178)	1,298
Equity securities	213,569	—	(26,109)	187,460
Other investments measured at net asset value	2,087	—	(221)	1,866
Total short-term investments	$1,219,556	$1,909	$(74,272)	$1,147,193

The following tables present fair values and gross unrealized losses by security type and length of time that individual debt securities and other investments measured at net asset value have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023	(in thousands)
Debt securities
Corporate debt securities	$91,886	$(3,257)	$179,664	$(14,324)	$271,550	$(17,581)
U.S. government and agency securities	282,426	(5,872)	130,711	(4,601)	413,137	(10,473)
Other fixed income securities	5,576	(99)	28,085	(7,396)	33,661	(7,495)
Asset-backed securities	5,309	(15)	19,121	(1,786)	24,430	(1,801)
Collateralized loan obligations	—	—	34,582	(3,288)	34,582	(3,288)
Bank notes	1,461	(116)	1,372	(68)	2,833	(184)
Total debt securities	$386,658	$(9,359)	$393,535	$(31,463)	$780,193	$(40,822)
	$386,658	$(9,359)	$393,535	$(31,463)	$780,193	$(40,822)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	(in thousands)
Debt securities
Corporate debt securities	$145,299	$(10,104)	$159,216	$(12,905)	$304,515	$(23,009)
U.S. government and agency securities	314,790	(8,097)	98,653	(4,244)	413,443	(12,341)
Other fixed income securities	17,836	(1,191)	23,316	(5,308)	41,152	(6,499)
Asset-backed securities	11,155	(755)	14,435	(1,284)	25,590	(2,039)
Collateralized loan obligations	28,133	(2,372)	9,491	(1,312)	37,624	(3,684)
Bank notes	2,836	(192)	—	—	2,836	(192)
Total debt securities	$520,049	$(22,711)	$305,111	$(25,053)	$825,160	$(47,764)
Other investments measured at net asset value	865	(221)	—	—	865	(221)
	$520,914	$(22,932)	$305,111	$(25,053)	$826,025	$(47,985)
As of June 30, 2023 and December 31, 2022, the Company's unrealized losses from debt securities were generated from 507 positions out of 557 positions and 496 positions out of 547 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of June 30, 2023 and December 31, 2022 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of June 30, 2023 were temporary in nature. The Company has evaluated these debt securities and did not recognize any significant credit losses as of June 30, 2023 and December 31, 2022.

For the three months ended June 30, 2023 and 2022, the unrealized losses on equity securities, recorded in Losses on Investment, net, in Nonoperating income (expense) were $1.5 million and $7.9 million, respectively. For the six months ended June 30, 2023 and 2022, the unrealized losses on equity securities were $0.5 million and $19.4 million, respectively.

Contractual maturities of debt securities as of June 30, 2023 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$249	$200,568	$79,770	$280,587
U.S. government and agency debt	65,833	365,362	12,483	443,678
Other fixed income securities	52,469	20,538	13,597	86,604
Asset-backed securities	—	12,472	15,183	27,655
Collateralized loan obligations	—	—	40,571	40,571
Bank notes	229	5,542	4,017	9,788
Total debt securities	$118,780	$604,482	$165,621	$888,883
The Company classifies its investments as current assets as these securities are available for use in its current operation.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$150,028	$149,839	$189	$—
Restricted cash	17,860	17,860	—	—
Short-term investments
Debt securities
Corporate debt securities	280,587	—	272,444	8,143
U.S. government and agency securities	443,678	—	443,678	—
Other fixed income securities	86,604	—	86,604	—
Asset-backed securities	27,655	—	18,785	8,870
Collateralized loan obligations	40,571	—	38,143	2,428
Bank notes	9,788	—	1,881	7,907
Total debt securities	888,883	—	861,535	27,348
Derivatives	650	—	650	—
Equity securities	192,872	192,137	735	—
Other investments measured at net asset value	1,460	—	—	—
Total short-term investments	1,083,865	192,137	862,920	27,348
Other Assets
Fuel derivative contracts	2,402	—	2,402	—
Assets held-for-sale	2,845	—	—	2,845
Total assets measured at fair value	$1,257,000	$359,836	$865,511	$30,193

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$46,729	$46,535	$194	$—
Restricted cash	17,498	17,498	—	—
Short-term investments
Debt securities
Corporate debt securities	317,623	—	309,450	8,173
U.S. government and agency securities	454,889	—	454,889	—
Other fixed income securities	104,405	—	104,405	—
Asset-backed securities	28,166	—	19,133	9,033
Collateralized loan obligations	40,182	—	37,624	2,558
Bank notes	11,304	—	1,878	9,426
Total debt securities	956,569	—	927,379	29,190
Derivatives	1,298	—	1,298	—
Equity securities	187,460	186,670	790	—
Other investments measured at net asset value	1,866	—	—	—
Total short-term investments	1,147,193	186,670	929,467	29,190
Other Assets
Fuel derivative contracts	5,308	—	5,308	—
Assets held-for-sale	14,019	—	—	14,019
Total assets measured at fair value	$1,230,747	$250,703	$934,969	$43,209

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of June 30, 2023, approximately $17.9 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

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

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2023 is as follows:

	Short-term Investment Activity for the six months ended June 30, 2023
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2022	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	—	944	—	—	944
Sale of investments	—	(2,189)	—	—	(2,189)
Redemptions and paydowns	(49)	(341)	—	(12)	(402)
Amortization and accretion, net	32	2	—	3	37
Realized and unrealized gains (losses), net	(146)	65	(130)	(21)	(232)
Ending balance as of June 30, 2023	$8,870	$7,907	$2,428	$8,143	$27,348

	Short-term Investment Activity for the six months ended June 30, 2022
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2021	$4,003	$6,753	$3,322	$—	$14,078
Purchases	2,884	3,440	1,800	5,508	13,632
Sale of investments	—	—	—	—	—
Redemptions and paydowns	(31)	(350)	(2,852)	—	(3,233)
Amortization and accretion, net	79	9	358	—	446
Realized and unrealized gains (losses), net	(153)	(47)	(378)	(310)	(888)
Ending balance as of June 30, 2022	$6,782	$9,805	$2,250	$5,198	$24,035

Other investments at net asset value (NAV). In accordance with relevant accounting standards, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The investments measured using NAV are investments in a partnership for which a secondary market does not exist. Investments in the partnership are carried at estimated NAV as determined by and reported by the general partners of the partnerships and represent the proportionate share of the estimated fair value of the underlying assets of the limited partnerships. The Company can redeem its shares upon approval by the respective partnerships' managing member.

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

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources, including recent offers from potential buyers. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional discussion.

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
June 30, 2023					December 31, 2022
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,596,756	$1,409,934	$—	$—	$1,409,934	$1,631,725	$1,356,561	$—	$—	$1,356,561

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

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2023	2022	2023	2022
	(in thousands)
Losses realized at settlement	$(2,795)	$—	$(4,308)	$—
Reversal of prior period unrealized amounts	6,192	—	2,639	—
Unrealized losses that will settle in future periods	(7,055)	—	(7,055)	—
Losses on fuel derivatives recorded as Nonoperating Expense	$(3,658)	$—	$(8,724)	$—
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of June 30, 2023 and December 31, 2022, the Company's derivative positions reflected a net asset position of $0.7 million and $1.3 million within the portfolio. During the three months ended June 30, 2023 and 2022, the Company recognized a net realized and unrealized loss of $1.0 million and a net realized and unrealized gain of $3.3 million, respectively, through Nonoperating income (expense). During the six months ended June 30, 2023 and 2022, the Company recognized a net realized and unrealized loss of $1.0 million and a net realized and unrealized gain of $4.7 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives, all of which are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of June 30, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	88,326 gallons	June 2024	$2,402	$—	$2,402
Foreign currency derivatives	Short-term investments	36,421 European Dollars	March 2025	$663	$(59)	$604
Interest rate contracts	Short-term investments	32,430 US Dollars	March 2026	$756	$(710)	$46
Derivative positions as of December 31, 2022

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	57,288 gallons	December 2023	$5,308	$—	$5,308
Foreign currency derivatives	Short-term investments	36,426 European Dollars	March 2025	$1,254	$(46)	$1,208
Interest rate contracts	Short-term investments	32,891 US Dollars	March 2026	$190	$(100)	$90
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

The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $3.1 million and $6.6 million as of June 30, 2023 and December 31, 2022, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $0.4 million collateral posted with its counterparties as of June 30, 2023. No collateral was posted with its counterparties as of December 31, 2022.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$173,336	$184,572
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	19,963	23,524
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	17,225	20,350
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	51,160	64,276
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	47,823	55,731
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(24,734)	(28,711)
Total Debt	$1,596,756	$1,631,725
Less: Current maturities of long-term debt	(44,063)	(47,836)
Long-Term Debt, less discount	$1,552,693	$1,583,889

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of June 30, 2023, the Company had no outstanding borrowing under the Revolving Credit Facility.

Debt Extinguishment

In June 2022, the Company repurchased the remaining $62.4 million of its outstanding Series 2020-1A and Series 2020-1B Equipment Notes. The repurchase resulted in the recognition of a loss on extinguishment of debt of $8.6 million during the three and six months ended June 30, 2022, which is reflected in the Nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations.

Schedule of Debt Maturities

As of June 30, 2023, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2023 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2023	$22,871
2024	44,401
2025	56,546
2026	1,338,402
2027	10,942
Thereafter	148,328
$1,621,490

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of June 30, 2023.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2023	2022	2023	2022
	(in thousands)
Service cost	$1,791	$2,392	$3,420	$4,784
Other cost:
Interest cost	6,513	4,572	12,943	9,133
Expected return on plan assets	(5,529)	(6,471)	(11,060)	(12,942)
Recognized net actuarial loss	723	625	1,318	1,249
Total other components of the net periodic benefit cost	1,707	(1,274)	3,201	(2,560)
Net periodic benefit cost	$3,498	$1,118	$6,621	$2,224

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2023 and 2022, the

Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2023.

10. Commitments and Contingent Liabilities

Commitments

As of June 30, 2023, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027
General Electric GEnx spare engines:
Boeing 787-9 spare engines	3	1	Between 2023 and 2027

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

In December 2022, the Company entered into a supplemental agreement to its Boeing 787-9 purchase agreement, pursuant to which (a) the Company agreed with Boeing to defer the delivery of the Boeing 787-9 aircraft and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, the Company was notified by Boeing that its 2023 and 2024 Boeing 787-9 aircraft deliveries will be delayed by a couple of months. The Company's first Boeing 787-9 aircraft is now expected to be delivered in January 2024. The committed expenditures under the amended purchase agreement and delivery delay are reflected in the table below.
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
The Company has commitments with third-parties to provide aircraft maintenance services which include fixed payments based on flight hours for the Company's fleet. The Company also has commitments with third-party service providers for reservations, information technology, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures and committed payments as of June 30, 2023 and for the next five fiscal years and thereafter are detailed below:

	Aircraft and Aircraft Related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2023	$86,036	$14,175	$100,211
2024	460,310	27,758	488,068
2025	594,533	16,069	610,602
2026	399,226	9,671	408,897
2027	231,771	7,068	238,839
Thereafter	—	60,906	60,906
	$1,771,876	$135,647	$1,907,523

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2023 and December 31, 2022, there were no holdbacks held with the Company's credit card processors.

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

11. Assets Held-For-Sale

In 2021, the Company reclassified approximately $29.5 million in long-lived assets as held for sale as follows:

•The Company announced the termination of its 'Ohana by Hawaiian operations, which utilized its ATR-42 and ATR-72 fleet, and was operated under a capacity purchase agreement (CPA) with a third-party carrier. Following the termination of the operations, management committed to a plan of sale and wrote-down the related assets by approximately $6.4 million to fair value, less cost to sell, and classified approximately $23.2 million as assets held for sale on the Consolidated Balance Sheets.

•The Company sold certain commercial real-estate assets held by one of the Company's subsidiaries. Management fair valued the assets, less the cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.3 million as assets held for sale on the Consolidated Balance Sheets.

As of June 30, 2023 and December 31, 2022, assets held for sale were $2.8 million and $14.0 million, respectively. A roll-forward of the Assets held-for-sale activity for the six months ended June 30, 2023 and 2022 is as follows:

	Assets Held-For-Sale Activity for the six months ended June 30, 2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2022	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale	(4,546)	(16,470)	(21,016)
Realized gains	76	10,179	10,255
Realized losses	(413)	—	(413)
Ending balance as of June 30, 2023	$2,845	$—	$2,845

	Assets Held-For-Sale Activity for the six months ended June 30, 2022
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2021	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from sale	(9,449)	—	(9,449)
Realized gains	2,573	—	2,573
Realized losses	(7)	—	(7)
Ending balance as of June 30, 2022	$16,275	$6,291	$22,566

During the second quarter of 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations. During the second quarter of 2023, the Company sold one ATR-42 aircraft and recognized a $0.4 million loss, which was recorded in Other operating expense in the consolidated statements of operations.

In February 2023, the Company entered into a sale agreement for the sale of its commercial real estate and recognized a gain on sale of $10.2 million, which was recorded in Other operating expense in the consolidated statements of operations. The sale closed in March 2023.

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

The ATSA provides for the Company to initially operate ten A330-300F aircraft for air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums. As part of the ATSA, the Company received $11.5 million toward start-up costs which has been recorded in Other liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract as revenue is earned. The Company expects operations under the ATSA to commence in the fourth quarter of 2023.

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

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and a grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject only to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. For the Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $18.5 million, or $5.89 per Warrant Share as of June 30, 2023. As a grant date has not yet been established, the Company will estimate the fair value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial statement impact related to the Second Tranche for unvested shares under ASC 718. At their grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$707,032	$13,946	$(14,050)	$706,928
Operating Expenses:
Wages and benefits	—	237,680	—	—	237,680
Aircraft fuel, including taxes and delivery	—	166,380	—	—	166,380
Maintenance, materials and repairs	—	53,657	—	—	53,657
Aircraft and passenger servicing	—	43,126	—	—	43,126
Commissions and other selling	9	28,407	58	(83)	28,391
Aircraft rent	—	26,159	—	—	26,159
Other rentals and landing fees	—	41,487	—	—	41,487
Depreciation and amortization	—	33,348	—	—	33,348
Purchased services	52	37,089	106	(66)	37,181
Other	1,798	60,126	1,076	(13,901)	49,099
Total	1,859	727,459	1,240	(14,050)	716,508
Operating Income (Loss)	(1,859)	(20,427)	12,706	—	(9,580)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(10,620)	(4,172)	—	14,792	—
Interest expense and amortization of debt discounts and issuance costs	—	(4,966)	(18,487)	748	(22,705)
Interest income	145	12,863	1,279	(748)	13,539
Capitalized interest	—	1,945	—	—	1,945
Losses on fuel derivatives	—	(3,658)	—	—	(3,658)
Other components of net periodic pension cost	—	(1,707)	—	—	(1,707)
Losses on investments, net	—	(3,549)	—	—	(3,549)
Gains on foreign debt	—	12,174	—	—	12,174
Other, net	—	(920)	—	—	(920)
Total	(10,475)	8,010	(17,208)	14,792	(4,881)
Loss Before Income Taxes	(12,334)	(12,417)	(4,502)	14,792	(14,461)
Income tax benefit	—	(2,126)	—	—	(2,126)
Net Loss	$(12,334)	$(10,291)	$(4,502)	$14,792	$(12,335)
Comprehensive Loss	$(11,808)	$(9,764)	$(4,502)	$14,266	$(11,808)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$690,907	$10,648	$(9,690)	$691,865
Operating Expenses:
Wages and benefits	—	205,686	—	—	205,686
Aircraft fuel, including taxes and delivery	—	226,892	—	—	226,892
Maintenance, materials and repairs	—	55,931	36	—	55,967
Aircraft and passenger servicing	—	35,631	—	—	35,631
Commissions and other selling	9	28,666	58	(118)	28,615
Aircraft rent	—	25,790	—	—	25,790
Depreciation and amortization	—	34,333	—	—	34,333
Other rentals and landing fees	—	37,070	—	(29)	37,041
Purchased services	134	33,303	386	(66)	33,757
Other	1,456	44,198	(1,935)	(9,477)	34,242
Total	1,599	727,500	(1,455)	(9,690)	717,954
Operating Income (Loss)	(1,599)	(36,593)	12,103	—	(26,089)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(35,203)	(8,801)	—	44,004	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,797)	(18,468)	748	(24,517)
Interest income	28	6,505	777	(748)	6,562
Capitalized interest	—	1,060	—	—	1,060
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Other components of net periodic pension cost	—	1,274	—	—	1,274
Losses on investments, net	—	(22,127)	—	—	(22,127)
Gains on foreign debt	—	20,556	—	—	20,556
Other, net	—	(2,005)	—	—	(2,005)
Total	(35,175)	(18,903)	(17,691)	44,004	(27,765)
Loss Before Income Taxes	(36,774)	(55,496)	(5,588)	44,004	(53,854)
Income tax benefit	—	(6,480)	—	—	(6,480)
Net Loss	$(36,774)	$(49,016)	$(5,588)	$44,004	$(47,374)
Comprehensive Loss	$(53,044)	$(54,686)	$(5,588)	$60,274	$(53,044)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,318,830	$28,222	$(27,521)	$1,319,531
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	364,005	—	—	364,005
Wages and benefits	—	479,613	—	—	479,613
Aircraft rent	—	54,330	—	—	54,330
Maintenance materials and repairs	—	103,974	(31)	—	103,943
Aircraft and passenger servicing	—	85,658	—	—	85,658
Commissions and other selling	18	56,561	281	(230)	56,630
Depreciation and amortization	—	66,015	—	—	66,015
Other rentals and landing fees	—	80,226	—	(19)	80,207
Purchased services	171	71,540	674	(131)	72,254
Other	3,627	115,690	(8,292)	(27,141)	83,884
Total	3,816	1,477,612	(7,368)	(27,521)	1,446,539
Operating Income (Loss)	(3,816)	(158,782)	35,590	—	(127,008)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(107,316)	(9,002)	—	116,318	—
Interest expense and amortization of debt discounts and issuance costs	—	(10,114)	(36,959)	1,488	(45,585)
Other components of net periodic pension cost	—	(3,201)	—	—	(3,201)
Interest income	543	28,405	2,544	(1,488)	30,004
Capitalized interest	—	3,404	—	—	3,404
Losses on fuel derivatives	—	(8,724)	—	—	(8,724)
Loss on extinguishment of debt	—	—	—	—	—
Losses on investments, net	—	(2,852)	—	—	(2,852)
Gains on foreign debt	—	14,434	—	—	14,434
Other, net	—	(764)	—	—	(764)
Total	(106,773)	11,586	(34,415)	116,318	(13,284)
Income (Loss) Before Income Taxes	(110,589)	(147,196)	1,175	116,318	(140,292)
Income tax benefit	—	(29,700)	—	—	(29,700)
Net Income (Loss)	$(110,589)	$(117,496)	$1,175	$116,318	$(110,592)
Comprehensive Income (Loss)	$(112,117)	$(119,021)	$1,175	$117,846	$(112,117)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,167,498	$20,375	$(18,794)	$1,169,079
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	377,874	—	—	377,874
Wages and benefits	—	408,785	—	—	408,785
Aircraft rent	—	52,066	—	—	52,066
Maintenance materials and repairs	—	111,421	196	—	111,617
Aircraft and passenger servicing	—	69,446	—	—	69,446
Commissions and other selling	9	49,290	288	(325)	49,262
Depreciation and amortization	—	68,088	—	—	68,088
Other rentals and landing fees	—	71,710	—	(58)	71,652
Purchased services	177	63,594	805	(132)	64,444
Other	3,674	86,037	(1,693)	(18,279)	69,739
Total	3,860	1,358,311	(404)	(18,794)	1,342,973
Operating Income (Loss)	(3,860)	(190,813)	20,779	—	(173,894)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(155,758)	(18,221)	—	173,979	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,121)	(36,921)	1,488	(49,554)
Other components of net periodic pension cost	—	2,560	—	—	2,560
Interest income	35	10,930	1,519	(1,488)	10,996
Capitalized interest	—	2,112	—	—	2,112
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Losses on investments, net	—	(34,491)	—	—	(34,491)
Gains on foreign debt	—	32,318	—	—	32,318
Other, net	—	(1,631)	—	—	(1,631)
Total	(155,723)	(29,112)	(35,402)	173,979	(46,258)
Loss Before Income Taxes	(159,583)	(219,925)	(14,623)	173,979	(220,152)
Income tax benefit	—	(39,500)	—	—	(39,500)
Net Loss	$(159,583)	$(180,425)	$(14,623)	$173,979	$(180,652)
Comprehensive Loss	$(202,332)	$(202,105)	$(14,623)	$216,728	$(202,332)

Condensed Consolidating Balance Sheets
June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,577	$188,313	$32,061	$—	$226,951
Restricted cash	—	—	17,860	—	17,860
Short-term investments	—	1,083,865	—	—	1,083,865
Accounts receivable, net	1,269	90,400	24,925	(21,698)	94,896
Income taxes receivable	—	1,666	—	—	1,666
Spare parts and supplies, net	—	47,837	—	—	47,837
Prepaid expenses and other	10	72,175	—	—	72,185
Total	7,856	1,484,256	74,846	(21,698)	1,545,260
Property and equipment at cost	—	3,167,878	—	—	3,167,878
Less accumulated depreciation and amortization	—	(1,201,101)	—	—	(1,201,101)
Property and equipment, net	—	1,966,777	—	—	1,966,777
Assets held-for-sale	—	288	2,557	—	2,845
Operating lease right-of-use assets	—	425,069	—	—	425,069
Long-term prepayments and other	—	106,146	1,200,253	(1,200,000)	106,399
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(431,711)	(49,393)	—	481,104	—
Investment in consolidated subsidiaries	807,451	(17,307)	503	(790,647)	—
Total Assets	$383,596	$3,915,836	$1,291,659	$(1,531,241)	$4,059,850
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,019	$193,134	$632	$(14,498)	$180,287
Air traffic liability and current frequent flyer deferred revenue	—	786,775	8,755	—	795,530
Other accrued liabilities	—	169,617	14,977	(7,200)	177,394
Current maturities of long-term debt, less discount	—	44,063	—	—	44,063
Current maturities of finance lease obligations	—	19,828	—	—	19,828
Current maturities of operating leases	—	78,585	—	—	78,585
Total	1,019	1,292,002	24,364	(21,698)	1,295,687
Long-Term Debt	—	1,565,675	1,187,018	(1,200,000)	1,552,693
Intercompany payable	158,759	(562,110)	116,879	286,472	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	65,393	—	—	65,393
Noncurrent operating leases	—	315,654	—	—	315,654
Accumulated pension and other post-retirement benefit obligations	—	142,291	—	—	142,291
Other liabilities and deferred credits	—	57,961	—	—	57,961
Noncurrent frequent flyer deferred revenue	—	306,046	—	—	306,046
Deferred tax liabilities, net	—	100,308	—	—	100,308
Total	—	987,653	—	—	987,653
Shareholders’ equity	223,818	632,616	(36,602)	(596,015)	223,817
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$383,596	$3,915,836	$1,291,659	$(1,531,241)	$4,059,850

Condensed Consolidating Balance Sheets
December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,620	$151,357	$49,145	$—	$229,122
Restricted cash	—	—	17,498	—	17,498
Short-term investments	—	1,147,193	—	—	1,147,193
Accounts receivable, net	—	106,321	25,785	(18,244)	113,862
Income taxes receivable, net	—	70,204	—	—	70,204
Spare parts and supplies, net	—	36,875	—	—	36,875
Prepaid expenses and other	—	63,524	29	—	63,553
Total	28,620	1,575,474	92,457	(18,244)	1,678,307
Property and equipment at cost	—	3,009,614	—	—	3,009,614
Less accumulated depreciation and amortization	—	(1,135,262)	—	—	(1,135,262)
Property and equipment, net	—	1,874,352	—	—	1,874,352
Assets held-for-sale	—	293	13,726	—	14,019
Operating lease right-of-use assets	—	459,128	—	—	459,128
Long-term prepayments and other	—	99,801	1,200,516	(1,200,000)	100,317
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	609,207	—	(609,207)	—
Investment in consolidated subsidiaries	767,831	(57,699)	502	(710,634)	—
Total Assets	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$630	$207,294	$617	$(12,532)	$196,009
Air traffic liability and current frequent flyer deferred revenue	—	579,872	10,924	—	590,796
Other accrued liabilities	—	172,190	15,558	(5,712)	182,036
Current maturities of long-term debt, less discount	—	47,836	—	—	47,836
Current maturities of finance lease obligations	—	25,789	—	—	25,789
Current maturities of operating leases	—	77,858	—	—	77,858
Total	630	1,110,839	27,099	(18,244)	1,120,324
Long-Term Debt	—	1,599,330	1,184,559	(1,200,000)	1,583,889
Intercompany payable	462,556	—	146,651	(609,207)	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	75,221	—	—	75,221
Noncurrent operating leases	—	347,726	—	—	347,726
Accumulated pension and other post-retirement benefit obligations	—	135,775	—	—	135,775
Other liabilities and deferred credits	—	94,481	173	—	94,654
Noncurrent frequent flyer deferred revenue	—	318,369	—	—	318,369
Deferred tax liabilities, net	—	130,400	—	—	130,400
Total	—	1,101,972	173	—	1,102,145
Shareholders’ equity	333,265	748,415	(37,781)	(710,634)	333,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,337)	$122,037	$(8,038)	$—	$111,662
Cash Flows From Investing Activities:
Net payments to affiliates	—	48,210	(13,211)	(34,999)	—
Additions to property and equipment, including pre-delivery deposits	—	(169,354)	—	—	(169,354)
Proceeds from the disposition of aircraft and aircraft related equipment	15,293	43	4,527	—	19,863
Purchases of investments	—	(202,037)	—	—	(202,037)
Sales of investments	—	275,312	—	—	275,312
Net cash provided by (used in) investing activities	15,293	(47,826)	(8,684)	(34,999)	(76,216)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(36,142)	—	—	(36,142)
Net payments from affiliates	(34,999)	—	—	34,999	—
Payment for taxes withheld for stock compensation	—	(1,113)	—	—	(1,113)
Net cash used in financing activities	(34,999)	(37,255)	—	34,999	(37,255)
Net increase (decrease) in cash and cash equivalents	(22,043)	36,956	(16,722)	—	(1,809)
Cash, cash equivalents, & restricted cash - Beginning of Period	28,620	151,357	66,643	—	246,620
Cash, cash equivalents, & restricted cash - End of Period	$6,577	$188,313	$49,921	$—	$244,811

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,842)	$50,266	$(15,759)	$—	$31,665
Cash Flows From Investing Activities:
Net payments to affiliates	—	(25,902)	725	25,177	—
Additions to property and equipment, including pre-delivery deposits	—	(16,521)	—	—	(16,521)
Proceeds from the disposition of aircraft and aircraft related equipment	—	88	9,574	—	9,662
Purchases of investments	—	(575,191)	—	—	(575,191)
Sales of investments	—	635,385	—	—	635,385
Net cash provided by (used in) investing activities	—	17,859	10,299	25,177	53,335
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(149,019)	—	—	(149,019)
Net payments from affiliates	25,177	—	—	(25,177)	—
Payment for taxes withheld for stock compensation	—	(1,589)	—	—	(1,589)
Net cash provided by (used in) financing activities	25,177	(150,608)	—	(25,177)	(150,608)
Net increase (decrease) in cash and cash equivalents	22,335	(82,483)	(5,460)	—	(65,608)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$43,138	$352,132	$46,950	$—	$442,220

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impact of such obligations related to our agreement with Amazon; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the third quarter of 2023; expectations about the recovery of international travel demand; expectations related to currency fluctuations; expected salary and related costs; our expected fleet as of June 30, 2024; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the impact of climate change or natural disasters; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations and the establishment of a Health Retirement Account; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the restatement of our financial statements for the Non-Reliance Periods and the impact of such restatement on our future financial statements and other financial measures; the material weakness we identified in our internal control over financial reporting and our efforts and timing related to such remediation; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the impact of our agreement with Amazon and the role of cargo in our business model; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourism industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; geopolitical conflict; the impact of climate change the impact of climate change or natural disasters; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity on our Domestic routes; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; negative impacts to our intellectual property rights or brand; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its consolidated subsidiaries.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our “Scheduled Operations.” We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights. We are the longest serving airline, as well as the largest airline headquartered in the state of Hawai'i and the eleventh largest domestic airline in the United States based on revenue passenger miles (RPMs) as reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of April 2023, the latest available data. As of June 30, 2023, we had 7,307 active employees.

In October 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. We anticipate that services under the ATSA will begin in the fourth quarter of 2023.

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

Second Quarter 2023 Financial Overview

•Passenger revenue in the second quarter was $645.0 million, up 4.5% as compared to the same period in 2022. During the three months ended June 30, 2023, capacity (as measured in Available Seat Miles or ASMs) was up 11.3%, while RPM increased 12.5%, as compared to the same period in 2022, driven by improving demand on our International routes.

•Our operating loss in the second quarter was $9.6 million, down from operating loss of $26.1 million during the same period in 2022.

•GAAP net loss in the second quarter was $12.3 million, or $0.24 per diluted share on total revenue of $706.9 million, compared to a net loss of $47.4 million, or $0.92 per diluted share, on total revenue of $691.9 million during the same period in 2022.

•Unrestricted cash, cash equivalents and short-term investments was $1.3 billion as of June 30, 2023.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Material Changes to our Consolidated Balance Sheet

During the six months ended June 30, 2023, material changes to our Consolidated Balance Sheet consisted of the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.3 billion as of June 30, 2023, compared to $1.4 billion as of December 31, 2022.
•As of June 30, 2023, our total debt was $1.6 billion, a decrease of $35.0 million, or 2.1%, as compared to $1.6 billion as of December 31, 2022.
•As of June 30, 2023, our air traffic liability and current frequent flyer deferred revenue was $795.5 million, an increase of $204.7 million, or 34.7%, as compared to $590.8 million as of December 31, 2022. The increase in air traffic liability is primarily due to an increase in advanced ticket sales and the seasonality of passenger travel.

Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2022 and 2023, respectively and our expected fleet as of June 30, 2024 (based on existing executed agreements as of June 30, 2023):

	June 30, 2022			June 30, 2023			June 30, 2024 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	8	12	20
A330-300F (3)	—	—	—	—	—	—	4	—	4
A321neo	4	14	18	4	14	18	4	14	18
787-9 (4)	—	—	—	—	—	—	—	2	2
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (5)	—	3	3	—	—	—	—	—	—
ATR 72-200 (5)	—	1	1	—	1	1	—	—	—
Total	21	44	65	21	41	62	21	42	63

(1)    Leased aircraft include aircraft under both finance and operating leases.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing arrangements.

(3)    A330-300F aircraft to be utilized under the ATSA with Amazon, which is expected to commence in the fourth quarter of 2023. As discussed above, the ATSA provides for the operation of 10 aircraft with customer options to expand the fleet.

(4)    In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft, including purchase rights for an additional 10 aircraft. In December 2022, we entered into a supplemental agreement to the Boeing 787-9 purchase agreement, pursuant to which (a) we agreed with Boeing to defer the delivery of the Boeing 787-9 aircraft and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. Our first 787-9 aircraft is now expected to be delivered in January 2024.

(5) The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary. In 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. As of June 30, 2023, there are two remaining aircraft and parts. The asset group was classified as Assets held-for-sale on the Consolidated Balance Sheets. We expect to complete the sale of the remaining ATR 42-500 and ATR 72-200 aircraft by the end of 2023.

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

Results of Operations

For the three months ended June 30, 2023, we generated a net loss of $12.3 million, or $0.24 per diluted share, compared to a net loss of $47.4 million, or $0.92 per diluted share, for the same period in 2022. For the six months ended June 30, 2023, we generated a net loss of $110.6 million, or $2.15 per diluted share, compared to a net loss of $180.7 million, or $3.52 per diluted share, for the same period in 2022.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,801		2,576		5,394		4,606
Revenue passenger miles (RPM)	4,346,815		3,862,507		8,190,876		6,836,857
Available seat miles (ASM)	5,014,251		4,505,285		9,928,870		8,747,768
Passenger revenue per RPM (Yield)	14.84	¢	15.99	¢	14.57	¢	14.94	¢
Passenger load factor (RPM/ASM)	86.7%		85.7%		82.5%		78.2%
Passenger revenue per ASM (PRASM)	12.86	¢	13.71	¢	12.02	¢	11.68	¢
Total Operations:
Revenue passengers flown	2,802		2,584		5,395		4,620
RPM	4,346,953		3,870,586		8,192,931		6,858,150
ASM	5,014,432		4,516,296		9,931,949		8,779,344
Operating revenue per ASM (RASM)	14.10	¢	15.32	¢	13.29	¢	13.32	¢
Operating cost per ASM (CASM)	14.29	¢	15.90	¢	14.56	¢	15.30	¢
CASM excluding aircraft fuel and non-recurring items (a)	11.08	¢	10.87	¢	11.06	¢	10.97	¢
Aircraft fuel expense per ASM (b)	3.32	¢	5.03	¢	3.66	¢	4.31	¢
Revenue block hours operated (c)	52,647		47,477		104,875		92,360
Gallons of aircraft fuel consumed	66,360		57,494		131,214		110,911
Average cost per gallon of aircraft fuel (b)	$2.51		$3.95		$2.77		$3.41

(a)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(b)    Includes applicable taxes and fees.
(c)    For the three and six months ended June 30, 2023, we inadvertently misreported Revenue block hours operated in the earnings release on Form 8-K, filed on July 25, 2023, as 52,228 and 143,646, respectively.

Operating Revenue

During the three and six months ended June 30, 2023, operating revenue increased by $15.1 million, or 2.2%, and $150.5 million, or 12.9%, respectively, as compared to the same periods in 2022. The increase was primarily driven by the continued recovery of passenger demand on our International routes.

Passenger revenue

For the three and six months ended June 30, 2023, passenger revenue increased by $27.5 million, or 4.5%, and $172.0 million, or 16.8%, respectively, as compared to the same periods in 2022. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended June 30, 2023
(in thousands)	Three months ended June 30, 2023	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$522,269	(8.4)%	(5.1)%	(3.5)%	(4.3)%	(4.3)%
International	122,723	160.2	(14.5)	205.1	141.4	7.8
Total	$644,992	4.5%	(7.2)%	12.5%	11.3%	(6.2)%

		Increase (Decrease) vs. Six Months Ended June 30, 2023
(in thousands)	Six months ended June 30, 2023	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$965,016	1.8%	(0.4)%	2.3%	(2.6)%	4.6%
International	228,502	208.8	(19.4)	283.1	156.6	20.3
Total	$1,193,518	16.8%	(2.5)%	19.8%	13.5%	2.9%

Domestic passenger revenue decreased 8.4% during the three months ended June 30, 2023 as compared to the same period in 2022, on a capacity reduction, as measured in ASM, of 4.3%. Domestic passenger revenue increased 1.8% during the six months ended June 30, 2023 as compared to the same period in 2022, on a capacity reduction, as measured in ASM, of 2.6%. We continue to optimize existing capacity with passenger counts up 2.9% and 10.8% during the three and six months ended June 30, 2023 as compared to the same periods in 2022.

Demand on our Domestic routes has recovered to pre-COVID-19 pandemic levels, with passenger revenue up 5.1% and 2.4% during the three and six months ended June 30, 2023, as compared to the same periods in 2019, respectively, which has primarily been driven by the strength of our North America traffic. Our Neighbor Island traffic, which accounted for approximately 18.1% and 18.7% of total Domestic revenue during the three and six months ended June 30, 2023, continued to face increased competitive pressures with additional capacity in the market combined with the low priced Neighbor Island route fares. This has resulted in declines in Neighbor Island route revenue yield of 19.7% and 18.7% during the three and six months ended June 30, 2023 as compared to the same periods in 2022, and is expected to continue to be a headwind to our Neighbor Island route revenue during 2023.

International route passenger revenue increased 160.2% and 208.8% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by increased capacity, which was up 141.4% and 156.6%, respectively. Despite improvements, our International route network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 21.5% and 26.8% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes as international demand recovers to pre-COVID-19 pandemic levels. In addition, we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.
We expect our ASM for the third quarter of 2023 to be up approximately 4.5% to 7.5% compared to the same period in 2022. We expect RASM will be down between 2.0% and 5.0% for the third quarter of 2023 as compared to the same period in 2022.
Other Operating Revenue

For the three and six months ended June 30, 2023, Other operating revenue decreased by $12.5 million, or 16.8%, and $21.6 million, or 14.6%, respectively, as compared to the same periods in 2022.

During the three and six months ended June 30, 2023, Cargo revenue decreased $5.2 million and $9.6 million, respectively, as compared to the same periods in 2022, primarily driven by reduced cargo volumes. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $3.5 million and $5.0 million during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, decreased during the three and six months ended June 30, 2023 by approximately $10.7 million and $17.1 million, respectively, as compared to the same periods in 2022.

Operating Expense

Operating expenses were $716.5 million and $1.4 billion during the three and six months ended June 30, 2023, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2023, as compared to the same periods in 2022, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2023 compared to the three months ended June 30, 2022		Increase / (decrease) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$31,994	15.6%	$70,828	17.3%
Aircraft fuel, including taxes and delivery	(60,512)	(26.7)	(13,869)	(3.7)
Maintenance, materials and repairs	(2,310)	(4.1)	(7,674)	(6.9)
Aircraft and passenger servicing	7,495	21.0	16,212	23.3
Commissions and other selling	(224)	(0.8)	7,368	15.0
Aircraft rent	369	1.4	2,264	4.3
Other rentals and landing fees	4,446	12.0	8,555	11.9
Depreciation and amortization	(985)	(2.9)	(2,073)	(3.0)
Purchased services	3,424	10.1	7,810	12.1
Other	14,857	43.4	14,145	20.3
Total	$(1,446)	(0.2)%	$103,566	7.7%

Wages and benefits

Wages and benefits expense increased $32.0 million, or 15.6%, and $70.8 million, or 17.3%, during the three and six months ended June 30, 2023, respectively, as compared to the prior year periods. The increase in wages and benefits expense is primarily attributed to increased operations, predominantly within our Domestic route network, scheduled contractual wage increases and increased inflationary and hiring costs. In February 2023, the pilots ratified a new four year collective bargaining agreement (CBA), which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

We expect that wages and benefits will increase during the third quarter of 2023, as compared to the same period in 2022, as a result of the amended CBAs we have entered into over the past several years, combined with the continued ramp up of our international operations.

Aircraft fuel

Aircraft fuel expense decreased during the three and six months ended June 30, 2023, as compared to the prior year periods, primarily due to a decrease in the average fuel cost per gallon, offset by increased consumption, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$166,380	$226,892	(26.7)%	$364,005	$377,874	(3.7)%
Fuel gallons consumed	66,360	57,494	15.4%	131,214	110,911	18.3%
Average fuel price per gallon, including taxes and delivery	$2.51	$3.95	(36.5)%	$2.77	$3.41	(18.8)%

Fuel consumption increased by 15.4% and 18.3% during the three and six months ended June 30, 2023, respectively, as compared to the prior year periods. The fuel consumption increase was a result of increased operations combined with operational challenges, including runway construction at the Daniel K. Inouye International Airport in Honolulu, Hawai'i, and aircraft up-gauging as a result of supply chain issues impacting our A321neo aircraft.

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

Economic fuel expense is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$166,380	$226,892	(26.7)%	$364,005	$377,874	(66.7)%
Realized losses on settlement of fuel derivative contracts	2,795	—	100.0%	4,308	—	100.0%
Economic fuel expense	$169,175	$226,892	(25.4)%	$368,313	$377,874	(2.5)%
Fuel gallons consumed	66,360	57,494	15.4%	131,214	110,911	18.3%
Economic fuel price per gallon	$2.55	$3.95	(35.4)%	$2.81	$3.41	(17.6)%

We expect that fuel gallons consumed will be up between 8.0% to 11.0% during the third quarter of 2023 as compared to the same period in 2022.

Maintenance, materials and repairs

Maintenance, materials and repairs expense decreased $2.3 million, or 4.1%, and $7.7 million, or 6.9%, during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities to be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. During the three and six months ended June 30, 2023, we recognized approximately $6.0 million and $24.1 million, respectively, in amortization. Excluding the amortization of the aforementioned deferred balance, maintenance, materials and repairs expense increased $3.7 million, or 6.5%, and $16.4 million, or 14.7%, during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily the result of increased rates and utilization associated with our power-by-the-hour agreements, the timing of scheduled heavy maintenance events and inflationary pressures on costs.

We expect maintenance, materials and repairs expense to increase during the third quarter of 2023, as compared to the same period in 2022 as a result of scheduled heavy maintenance events expected in the period.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $7.5 million, or 21.0%, and $16.2 million, or 23.3%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to higher volume-related expenses associated with increased passenger demand and inflationary pressures. We expect aircraft and passenger service expense to increase during the third quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Commissions and other selling expenses

Commissions and other selling expenses decreased by $0.2 million, or 0.8%, and increased $7.4 million, or 15.0%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase for the six months ended June 30, 2023 was primarily related to the increase in operational capacity and passenger travel, as discussed above. We expect commissions and other selling expenses to increase during the third quarter of 2023, as compared to the same period in 2022 as we continue to rebuild international operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $4.4 million, or 12.0%, and $8.6 million, or 11.9% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the third quarter of 2023, as compared to the same period in 2022, as we continue to rebuild international operational capacity.

Purchased services

Purchased services increased by $3.4 million, or 10.1%, and $7.8 million, or 12.1%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase in purchased services is primarily related to our increased operations during the three and six months ended June 30, 2023 as compared to the same periods in 2022. We expect other purchased services expense to increase during the third quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Other expense

Other expense increased $14.9 million, or 43.4% and $14.1 million, or 20.3%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily related to personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. During the first quarter of 2023, we also recognized a $10.2 million gain on the sale of commercial real estate.

We expect other expense to increase during the third quarter of 2023 as we continue to build operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $22.9 million, or 82.4%, and $33.0 million, or 71.3%, during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The decrease was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, (b) reduction in interest expense as a result of debt reduction activities in 2022, and (c) improvements in our investment portfolio positions, which were offset by a reduction in gains associated with our foreign denominated debt.

Income Taxes

Our effective tax rate was 14.7% and 12.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

We expect our tax rate to be approximately 21.0% for the third quarter of 2023.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.3 billion as of June 30, 2023, compared to approximately $1.4 billion as of December 31, 2022.

As of June 30, 2023, our current assets exceeded our current liabilities by approximately $249.6 million as compared to $558.0 million as of December 31, 2022. Approximately $795.5 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $111.7 million during the six months ended June 30, 2023 compared to net cash provided by operating activities of $31.7 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. As discussed above, we noted marked improvements in air travel demand during the three and six months ended June 30, 2023, as compared to the same periods in 2022; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 5.2%, largely due to international travel demand lagging the recovery of domestic travel.

Aircraft Fuel. Fuel expense represented approximately 23.2% and 25.2% of our total operating expense during the three and six months ended June 30, 2023 compared to 31.6% and 28.1%, respectively during the same periods in 2022. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three and six months ended June 30, 2023, the average fuel price per gallon decreased 36.5% and 18.8%, respectively, as compared to the same periods in 2022.

Pension and Other Postretirement Benefit Plan Funding. During the three and six months ended June 30, 2023 and 2022, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2023.

Operating Lease Obligations. As of June 30, 2023, we had $394.2 million of operating lease obligations, which range between approximately $42.0 million to $92.0 million on an annual basis between 2024 and 2027. We have approximately $50.3 million in operating lease obligations during the remainder of 2023.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of June 30, 2023, we had approximately $135.6 million of such obligations, which range from approximately $7.1 million to $27.8 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $76.2 million during the six months ended June 30, 2023 compared to net cash provided by investing activities of $53.3 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the six months ended June 30, 2023, our purchases and proceeds from the sale and maturity of short-term investments resulted in net cash inflow of $73.3 million as compared to net cash inflow of $60.2 million during the same period in 2022.

Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures were $169.4 million during the six months ended June 30, 2023 as compared to $16.5 million in capital expenditures during the same period in 2022, primarily related to predelivery payments toward our Boeing 787-9 aircraft, the first of which is now expected to be delivered in the first quarter of 2024.

As of June 30, 2023, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027

General Electric GEnx spare engines:
Boeing 787-9 spare engines	3	1	Between 2023 and 2027

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $86.0 million for the remainder of 2023, $460.3 million in 2024, $594.5 million in 2025, $399.2 million in 2026, and $231.8 million in 2027.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the Boeing 787-9 aircraft, and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, we received notification from Boeing of a delivery delay for the first aircraft from the scheduled delivery at November 2023 to be delayed until January 2024. Refer to Note 10 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash used in financing activities was $37.3 million during the six months ended June 30, 2023 compared to net cash used in financing activities of $150.6 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. During the six months ended June 30, 2023 and 2022, we repaid $36.1 million and $149.0 million of long-term debt and finance lease obligations, respectively. In January 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation and in June 2022, we paid $71.6 million to extinguish our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional discussion.

Future Debt Obligations. As of June 30, 2023, scheduled maturities of our debt remaining in 2023 and 2024 were $22,9 million and $44.1 million, respectively, with scheduled maturities from 2025 through 2027 of $56.5 million, $1.3 billion, and $10.9 million, respectively. As of June 30, 2023, scheduled maturities after 2027 aggregate to $148.3 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2023, these interest obligations total $39.6 million remaining in 2023, $78.4 million in 2024, $77.4 million in 2025, $22.6 million in 2026, $2.7 million in 2027, and $7.7 million thereafter.

Finance Lease Obligations. As of June 30, 2023, we had $89.1 million of finance lease obligations, which range between approximately $11.3 million to $17.8 million on an annual basis between 2024 to 2027. We have approximately $11.7 million in finance lease obligations during the remainder of 2023.

Return to Shareholders. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were restricted from making any stock repurchases or dividend payments through September 30, 2022. We did not repurchase stock or make dividend payments during the three and six months ended June 30, 2023. Pursuant to the Inflation Reduction Act passed by Congress in August 2022, future stock repurchases will be subject to excise tax.

Undrawn Lines of Credit. As of June 30, 2023, our revolving line of credit remained undrawn and available under our $235.0 million revolving credit facility. In August 2022, we renewed the revolving credit facility for an additional three years, maturing in December 2025.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2023 and December 31, 2022, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of June 30, 2023.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•CBA related expense.
◦In February 2023, pilots represented by the Air Line Pilots Association ratified a new four-year CBA, which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans. In connection with the ratification, we recorded a signing bonus and vacation liability true-up of approximately $17.7 million in wages and benefits during the first quarter of 2023.
◦In February 2022, employees represented by the International Association of Machinists and Aerospace Workers and International Association of Machinists and Aerospace Workers - Clerical Division ratified a new CBA, which included a one-time signing bonus of $2.1 million, which was recorded in wages and benefits during the first quarter of 2022. During the second quarter of 2022, the Company and the IAM also completed a separation program under the CBA and recognized an additional $2.6 million one-time expense, which was recorded in wages and benefits.
•Contract termination amortization. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to early terminate our Amended and Restated Complete Fleet Services Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities to be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. During the three and six months ended June 30, 2023, we recognized approximately $6.0 million and $24.1 million, respectively, in amortization within Maintenance, materials and repairs in the Consolidated Statements of Operation.

•Loss (gain) on sale of aircraft. During the three months ended June 30, 2023, the Company completed the sale of one ATR-42 aircraft and recognized a loss of approximately $0.4 million. During the three months ended June 30, 2022, we sold three ATR-72 aircraft and recorded a $2.6 million gain on sale of aircraft in other operating expense.

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
•Loss on extinguishment of debt. During the three and six months ended June 30, 2022, we recognized a $8.6 million loss on the extinguishment of our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.
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
We believe that adjusting for the impact of the changes in fair value of equity securities and fuel derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, and non-recurring expenses and income/gains (including CBA-related expense, contract termination amortization, loss (gain) on sale of aircraft, loss on extinguishment of debt, interest income on income tax refund, and gain on sale of commercial real estate), helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(12,335)	$(0.24)	$(47,374)	$(0.92)	$(110,592)	$(2.15)	$(180,652)	$(3.52)
Adjusted for:
CBA related expense	—	—	2,574	0.05	17,727	0.34	4,678	0.09
Contract termination amortization	(5,972)	(0.12)	—	—	(24,085)	(0.47)	—	—
Loss (gain) on sale of aircraft	392	0.01	(2,578)	(0.05)	392	0.01	(2,578)	(0.05)
Gain on sale of commercial real estate	—	—	—	—	(10,179)	(0.20)	—	—
Interest income on federal tax refund	—	—	—	—	(4,672)	(0.09)	—	—
Changes in fair value of fuel derivative contracts	864	0.02	—	—	4,416	0.09	—	—
Loss on extinguishment of debt	—	—	8,568	0.17	—	—	8,568	0.17
Unrealized gain on foreign debt	(12,106)	(0.23)	(20,381)	(0.40)	(14,595)	(0.28)	(31,963)	(0.63)
Unrealized loss on equity securities	1,486	0.03	7,920	0.15	542	0.01	19,394	0.38
Tax effect of adjustments	3,533	0.06	5,162	0.10	5,102	0.10	6,147	0.12
Adjusted net loss	$(24,138)	$(0.47)	$(46,109)	$(0.90)	$(135,944)	$(2.64)	$(176,406)	$(3.44)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$716,508		$717,954		$1,446,539		$1,342,973
Adjusted for:
CBA related expense	—		(2,574)		(17,727)		(4,678)
Contract termination amortization	5,972		—		24,085		—
Gain (loss) on sale of aircraft	(392)		2,578		(392)		2,578
Gain on sale of commercial real estate	—		—		10,179		—
Operating expenses excluding non-recurring items	$722,088		$717,958		$1,462,684		$1,340,873
Aircraft fuel, including taxes and delivery	(166,380)		(226,892)		(364,005)		(377,874)
Operating expenses excluding aircraft fuel and non-recurring items	$555,708		$491,066		$1,098,679		$962,999
Available Seat Miles	5,014,432		4,516,296		9,931,949		8,779,344
CASM - GAAP	14.29	¢	15.90	¢	14.56	¢	15.30	¢
Adjusted for:
CBA related expense	—		(0.06)		(0.18)		(0.05)
Contract termination amortization	0.12		—		0.24		—
Gain (loss) on sale of aircraft	(0.01)		0.06		—		0.03
Gain on sale of commercial real estate	—		—		0.10		—
Aircraft fuel, including taxes and delivery	(3.32)		(5.03)		(3.66)		(4.31)
CASM excluding aircraft fuel and non-recurring items	11.08	¢	10.87	¢	11.06	¢	10.97	¢

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net Loss	$(12,335)	$(47,374)	$(110,592)	$(180,652)
Income tax benefit	(2,126)	(6,480)	(29,700)	(39,500)
Depreciation and amortization	33,348	34,333	66,015	68,088
Interest expense and amortization of debt discounts and issuance costs	22,705	24,517	45,585	49,554
EBITDA, as reported	41,592	4,996	(28,692)	(102,510)
Adjusted for:
CBA related expense	—	2,574	17,727	4,678
Contract termination amortization	(5,972)	—	(24,085)	—
Gain on sale of commercial real estate	—	—	(10,179)	—
Interest income on tax refund	—	—	(4,672)	—
Loss on extinguishment of debt	—	8,568	—	8,568
Changes in fair value of fuel derivative instruments	864	—	4,416	—
Unrealized gain on foreign debt	(12,106)	(20,381)	(14,595)	(31,963)
Loss (gain) on sale of aircraft	392	(2,578)	392	(2,578)
Unrealized loss on equity securities	1,486	7,920	542	19,394
Adjusted EBITDA	$26,256	$1,099	$(59,146)	$(104,411)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, the Company implemented a new passenger service system. The Company's management has determined that the internal controls and procedures related to the information produced by the new reservation system were effective as of the period covered by this report.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to protect our intellectual property rights
•concentration of our cargo business with Amazon
•our ability to realize the full benefits of our agreements with Amazon

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 11.6%, 14.1%, and 21.3% of total revenue during the years ending December 31, 2022, 2021 and 2020, respectively. During the three and six months ended June 30, 2023, other revenue accounted for 8.8% and 9.5%, respectively, of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturn. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel in general. As a result of the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the three months ended June 30, 2023, our passenger revenue was $645.0 million, up approximately $27.5 million compared to 2022, but down $8.4 million, or 1.3% from the pre-pandemic period in 2019. Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any future pandemic or other public health related travel restrictions, recommendations or other impacts on travel behavior, such as those that occurred during the COVID-19 pandemic, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 8 of the Notes to Consolidated Financial Statements. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and other goods and services we require to operate our business.

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

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. While we have seen some increased tourism activity in the state of Hawai'i since the start of the COVID-19 pandemic, we cannot predict if and when tourism levels will be sustained at levels seen prior to the COVID-19 pandemic, particularly with respect to international markets. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally and in Hawai'i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or compound the adverse effect of any future economic downturn on tourism or have an adverse effect on or impede the recovery of tourism from the COVID-19 pandemic. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or impede the recovery of tourism from the COVID-19 pandemic.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which could negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of June 30, 2023, we have Japanese Yen denominated debt totaling $136.2 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of June 30, 2023, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2023, there were no holdbacks held by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at aggressive prices has and could continue to negatively impact our operating results, including as demand for air travel rebuilds. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Moreover, competitors or potential competitors may merge or enter alliances that increase their financial resources and other strategic advantages. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in recovering from the impacts of the COVID-19 pandemic, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

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

In the past year, inflation increased throughout the U.S. economy to levels not seen in decades. Although inflation rates have recently declined, inflation can adversely affect us by increasing the costs of labor, fuel, and other costs as well as by reducing demand for air travel. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

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

During the three months ended June 30, 2023, approximately 80.9% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

During the three months ended June 30, 2023, approximately 66.3% of our passenger revenue was generated from our North America and Neighbor Island routes. Prior to and during the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai'i by introducing new routes and increasing the frequency of existing routes from North America to Hawai'i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai'i or between the neighbor islands. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the three months ended June 30, 2023, approximately 19.1% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020, which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Colorado, Connecticut, Florida, Indiana, Iowa, Montana, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in May 2023, a maintenance failure caused a power disruption at our Honolulu internet provider, which interrupted our operations and resulted in significant flight delays and, during our transition to the Amadeus Altea Passenger System in April 2023, we experienced, and may continue to experience, intermittent issues, including issues related to our website, mobile and kiosk passenger check-in capability and booking through our website, which could have a significant impact on our operations. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations, financial condition and reputation that may result from system interruptions or system failures.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and their failure to provide adequate products and services, or the termination of our third-party agreements could have a potentially adverse effect on our financial results.

There are a limited number of qualified employees and personnel in the airline and information technology industry, especially within the Hawai'i market. Due to these limitations, we have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, distribution and reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. Our reliance on outside vendors may continue to increase in the future.

The failure of any of our third-party service providers to adequately perform their service obligations, or other interruptions of services are likely to reduce our revenues, increase expenses, and/or prevent us from operating our flights and providing other services to our customers. Our reliance on third-party distribution channels means we depend, in part, on their willingness and ability to reach customers and sell ancillary products and services that we offer. Such distribution channels may be more expensive or have less functionality than the distribution channels that we operate. Our business and financial performance would be materially harmed if our customers believe that any of our, or our contractors', services are unreliable or unsatisfactory.

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

Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain our safety record, our high ethical, social and environmental sustainability practices for all of our operations and activities, our ability to provide on-time operational service to our customers, our impact on the environment, public pressure from investors or policy groups to change our policies, such as initiatives to address climate change, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.

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

Our intellectual property rights, particularly our brand, are valuable, and any inability to protect them may adversely affect our business and financial results.

We consider our intellectual property rights, particularly our brand and its associated trademarks, to be valuable assets. We protect our intellectual property rights through a combination of trademark, copyright and other forms of legal protection, contractual agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property or any change in law that reduces or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely impact our business and financial results. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations, either of which may adversely impact our business and financial results.

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

Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried and, when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, any future reductions in airline passenger traffic as a result of the following or other factors, which are largely outside of our control, will likely harm our business, financial condition, and results of operations:

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
•outbreaks of contagious diseases or fear of contagion that affect travel behavior, such as occurred during the COVID-19 pandemic; and
•congestion or major construction at airports and actual or potential disruptions in the air traffic control system.

Our results of operations are and may continue to be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects of any unexpected events, including those identified above.

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

In 2018, Congress passed a five-year funding authorization for the FAA which is scheduled to expire in September 2023. The legislative process to renew this authorization (the FAA Authorization Renewal) could impact us, and the airline industry more generally, in numerous ways. As part of the FAA Authorization Renewal, Congress could seek to impose new rules or regulations concerning, among other things, customer service and consumer protection, aviation safety, labor requirements, investments in FAA staffing and resources and improvements to the air traffic control system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal have the potential to increase our costs or impact our operations. Congressional action on the FAA Authorization Renewal has already begun and Congress has indicated that their goal is to pass the bill in advance of the expiration in September 2023. If Congress fails to pass the FAA Authorization Renewal, we expect passage of an extension of current law to prevent a lapse in authorities.

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

Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. If our financial results continue to be adversely impacted by the COVID-19 pandemic, there can be no assurance that an increase in the valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, due to our ongoing recovery from the impacts of the COVID-19 pandemic and other economic factors, the NOLs may expire before we can generate sufficient taxable income to use them.

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

We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Pratt & Whitney, Rolls Royce) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure, recall or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic. Certain of our suppliers, including our supplier of engines for our A321neo aircraft, Pratt & Whitney, have experienced and continue to experience significant supply chain disruptions. In addition, Pratt & Whitney recently discovered contamination in the metal used to make some engine parts and as a result, announced an engine recall for inspection to determine if engine repairs are required. We have experienced delays from such suppliers and may experience additional delays and part shortages in the future. These disruptions have and may continue to have a negative impact on our operations, including for example, aircraft out of service due to part unavailability. We do not yet know the full impact of operational disruptions caused by supply chain or other disruptions of our suppliers, in particular Pratt & Whitney. However, we anticipate continued delays for Pratt & Whitney engines on our A321neo aircraft during 2023. We believe that such disruptions could result in reputational harm, increased parts and maintenance costs, increased aircraft down time, and adverse effects on our financial position and results of operations.

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of June 30, 2023, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027

We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. In December 2022, we entered into a supplemental agreement to our Boeing 787-9 purchase agreement with the Boeing Company, pursuant to which (a) we agreed with the Boeing Company to defer the delivery of our Boeing 787-9 aircraft, the first of which we now expect to receive in the fourth quarter of 2023, with the remaining deliveries scheduled through 2027, and (b) we agreed to exercise purchase options for an additional two Boeing 787-9 aircraft with scheduled delivery dates in 2027. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. Our first 787-9 aircraft is now expected to be delivered in January 2024.

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

The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we are uncertain about the future of our contractual commitments to purchase additional aircraft for our fleet and have and may continue to experience supply chain delays that impact the availability of our aircraft. Our inability to purchase and introduce new aircraft into our fleet could negatively impact our business, operations and financial performance. Even if we proceed with some or all of our contractual commitments to purchase additional aircraft, delays in scheduled aircraft or our failure to integrate newly purchased aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

We may never realize the full value of our long-lived assets such as aircraft and non-aircraft equipment, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.

Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $2.0 billion as of June 30, 2023. Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

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

We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of June 30, 2023, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of June 30, 2023, we believe we were in compliance with the foreign ownership rules.

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

As of June 30, 2023, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $173.3 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of June 30, 2023, Hawaiian had approximately $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $85.2 million and operating lease obligations of $394.2 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the six months ended June 30, 2023.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

10.1	Hawaiian Holdings, Inc. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K, filed with the Securities and Exchange Commission on May 23, 2023).

31.1	Rule 13a-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a) Certification of principal financial officer.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 26, 2023	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)