Form 10-Q
period 2023-09-30
HAWAIIAN HOLDINGS INC
filed 2023-10-25
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 20, 2023, 51,633,493 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Operating Revenue:
Passenger	$664,866	$663,107	$1,858,384	$1,684,599
Other	62,813	78,047	188,826	225,634
Total	727,679	741,154	2,047,210	1,910,233
Operating Expenses:
Wages and benefits	248,899	206,306	728,512	615,091
Aircraft fuel, including taxes and delivery	200,069	225,999	564,075	603,873
Maintenance, materials and repairs	65,057	59,317	169,000	170,934
Aircraft and passenger servicing	46,225	41,044	131,883	110,490
Depreciation and amortization	34,760	34,347	100,775	102,435
Aircraft rent	26,497	25,921	80,827	77,987
Commissions and other selling	29,695	32,505	86,324	81,767
Other rentals and landing fees	46,366	38,370	126,574	110,022
Purchased services	36,568	31,269	108,821	95,713
Special items	—	6,303	—	6,303
Other	48,460	43,145	132,344	112,884
Total	782,596	744,526	2,229,135	2,087,499
Operating Loss	(54,917)	(3,372)	(181,925)	(177,266)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(22,597)	(23,206)	(68,182)	(72,760)
Gains (losses) on fuel derivatives	3,097	(1,063)	(5,627)	(1,063)
Other components of net periodic benefit cost	(1,707)	1,252	(4,907)	3,812
Interest income	13,685	9,287	43,689	20,283
Capitalized interest	2,306	1,061	5,709	3,173
Loss on extinguishment of debt	—	—	—	(8,568)
Losses on investments, net	(4,054)	(4,028)	(6,906)	(38,519)
Gains on foreign debt	4,311	9,978	18,745	42,295
Other, net	(644)	(688)	(1,408)	(2,318)
Total	(5,603)	(7,407)	(18,887)	(53,665)
Loss Before Income Taxes	(60,520)	(10,779)	(200,812)	(230,931)
Income tax benefit	(11,800)	(1,510)	(41,500)	(41,010)
Net Loss	$(48,720)	$(9,269)	$(159,312)	$(189,921)
Net Loss Per Share
Basic	$(0.94)	$(0.18)	$(3.09)	$(3.70)
Diluted	$(0.94)	$(0.18)	$(3.09)	$(3.70)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,632	51,388	51,576	51,344
Diluted	51,632	51,388	51,576	51,344
'
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Net Loss	$(48,720)	$(9,269)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $177 and $234 for 2023 and 2022, respectively	545	712
Net change in available-for-sale investments, net of tax expense of $198 and net of tax benefit of $4,870 for 2023 and 2022, respectively	609	(14,854)
Total other comprehensive income (loss)	1,154	(14,142)
Total Comprehensive Loss	$(47,566)	$(23,411)

	Nine months ended September 30,
	2023	2022
	(unaudited)
Net Loss	$(159,312)	$(189,921)
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax benefit of $1,891 and tax expense of $681 for 2023 and 2022, respectively	(6,058)	1,734
Net change in available-for-sale investments, net of tax expense of $1,913 and tax benefit of $12,301 for 2023 and 2022, respectively	5,687	(37,556)
Total other comprehensive loss	(371)	(35,822)
Total Comprehensive Loss	$(159,683)	$(225,743)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$110,671	$229,122
Restricted cash	17,250	17,498
Short-term investments	1,023,534	1,147,193
Accounts receivable, net	97,283	113,862
Income taxes receivable	1,660	70,204
Spare parts and supplies, net	53,817	36,875
Prepaid expenses and other	91,754	63,553
Total	1,395,969	1,678,307
Property and equipment, less accumulated depreciation and amortization of $1,143,934 and $1,135,262 as of September 30, 2023 and December 31, 2022, respectively	1,969,556	1,874,352
Other Assets:
Assets held-for-sale	2,813	14,019
Operating lease right-of-use assets	423,706	459,128
Long-term prepayments and other	117,716	100,317
Intangible assets, net	13,500	13,500
Total Assets	$3,923,260	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$198,007	$196,009
Air traffic liability and current frequent flyer deferred revenue	699,085	590,796
Other accrued liabilities	175,992	182,036
Current maturities of long-term debt, less discount	42,364	47,836
Current maturities of finance lease obligations	9,998	25,789
Current maturities of operating leases	85,214	77,858
Total	1,210,660	1,120,324
Long-Term Debt	1,534,877	1,583,889
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	62,768	75,221
Noncurrent operating leases	311,647	347,726
Accumulated pension and other post-retirement benefit obligations	143,058	135,775
Other liabilities and deferred credits	71,967	94,654
Noncurrent frequent flyer deferred revenue	320,657	318,369
Deferred tax liability, net	88,868	130,400
Total	998,965	1,102,145
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 51,633,094 and 51,450,904 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	516	514
Capital in excess of par value	292,335	287,161
Accumulated income (loss)	(18,556)	140,756
Accumulated other comprehensive loss, net	(95,537)	(95,166)
Total	178,758	333,265
Total Liabilities and Shareholders’ Equity	$3,923,260	$4,139,623
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(98,257)	—	(98,257)
Other comprehensive loss, net	—	—	—	—	(2,052)	(2,052)
Issuance of 131,858 shares of common stock, net of shares withheld for taxes	1	—	(1,067)	—	—	(1,066)
Share-based compensation expense	—	—	1,430	—	—	1,430
Balance at March 31, 2023	$515	$—	$287,524	$42,499	$(97,218)	$233,320
Net Loss	—	—	—	(12,335)	—	(12,335)
Other comprehensive income, net	—	—	—	—	527	527
Issuance of 82,632 shares of common stock, net of shares withheld for taxes	1	—	(48)	—	—	(47)
Share-based compensation expense	—	—	2,352	—	—	2,352
Balance at June 30, 2023	$516	$—	$289,828	$30,164	$(96,691)	$223,817
Net Loss	—	—	—	(48,720)	—	(48,720)
Other comprehensive income, net	—	—	—	—	1,154	1,154
Issuance of 3,490 shares of common stock, net of shares withheld for taxes	—	—	(21)	—	—	(21)
Share-based compensation expense	—	—	2,528	—	—	2,528
Balance at September 30, 2023	$516	$—	$292,335	$(18,556)	$(95,537)	$178,758

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2023 and December 31, 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2023 and December 31, 2022.

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

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2022 and December 31, 2021.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2022 and December 31, 2021.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2023	2022
	(unaudited)
Net cash provided by (used in) Operating Activities	$2,072	$(24,050)
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(213,152)	(29,717)
Proceeds from the disposition of aircraft and aircraft related equipment	19,911	10,743
Purchases of investments	(320,628)	(751,509)
Proceeds from sales and maturities of investments	452,913	756,561
Net cash used in investing activities	(60,956)	(13,922)
Cash flows from Financing Activities:
Repayments of long-term debt and finance lease obligations	(58,681)	(173,298)
Debt issuance costs and discounts	—	(2,236)
Payment for taxes withheld for stock compensation	(1,134)	(1,842)
Net cash used in financing activities	(59,815)	(177,376)
Net decrease in cash and cash equivalents	(118,699)	(215,348)
Cash, cash equivalents, and restricted cash - Beginning of Period	246,620	507,828
Cash, cash equivalents, and restricted cash - End of Period	$127,921	$292,480

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$26,724	$—

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

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2023	2022	2023	2022
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$537	$504	$1,524	$1,559	Nonoperating Income (Expense), Other, net
Prior service cost	186	122	517	316	Nonoperating Income (Expense), Other, net
Total before tax	723	626	2,041	1,875
Tax benefit	(172)	(151)	(486)	(539)
Total, net of tax	$551	$475	$1,555	$1,336
Short-term investments
Realized gain on sales of investments	$—	$(102)	$(579)	$(6,501)	Gains (losses) on investments, net
Realized loss on sales of investments	1,492	1,235	4,167	22,823	Gains (losses) on investments, net
Total before tax	1,492	1,133	3,588	16,322
Income tax benefit	(374)	(280)	(903)	(4,026)
Total, net of tax	$1,118	$853	$2,685	$12,296
Total reclassifications for the period	$1,669	$1,328	$4,240	$13,632

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2023 and 2022 is as follows:

Three months ended September 30, 2023	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(66,042)	$(30,649)	$(96,691)
Other comprehensive loss before reclassifications, net of tax	(6)	(509)	(515)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	551	1,118	1,669
Net current-period other comprehensive income	545	609	1,154
Ending balance	$(65,497)	$(30,040)	$(95,537)

Three months ended September 30, 2022	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(74,003)	$(29,515)	$(103,518)
Other comprehensive income (loss) before reclassifications, net of tax	237	(15,707)	(15,470)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	475	853	1,328
Net current-period other comprehensive income (loss)	712	(14,854)	(14,142)
Ending balance	$(73,291)	$(44,369)	$(117,660)

Nine months ended September 30, 2023	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(7,613)	3,002	(4,611)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,555	2,685	4,240
Net current-period other comprehensive income (loss)	(6,058)	5,687	(371)
Ending balance	$(65,497)	$(30,040)	$(95,537)

Nine months ended September 30, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	398	(49,852)	(49,454)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,336	12,296	13,632
Net current-period other comprehensive income (loss)	1,734	(37,556)	(35,822)
Ending balance	$(73,291)	$(44,369)	$(117,660)

3. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 337,699 and 407,625 for the three months ended September 30, 2023 and 2022, respectively, and 159,954 and 429,204 for the nine months ended September 30, 2023 and 2022, respectively. Certain warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of September 30, 2023 and 2022, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451 and zero, respectively. Refer to Note 10 to the Notes to Consolidated Financial Statements for additional discussion.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except for per share data)
Numerator:
Net Loss	$(48,720)	$(9,269)	$(159,312)	$(189,921)
Denominator:
Weighted average common stock shares outstanding - Basic	51,632	51,388	51,576	51,344
Weighted average common stock shares outstanding - Diluted	51,632	51,388	51,576	51,344
Net Loss Per Share
Basic	$(0.94)	$(0.18)	$(3.09)	$(3.70)
Diluted	$(0.94)	$(0.18)	$(3.09)	$(3.70)

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

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Geographic Information	(in thousands)
Domestic	$545,408	$635,808	$1,596,221	$1,703,800
Pacific	182,271	105,346	450,989	206,433
Total operating revenue	$727,679	$741,154	$2,047,210	$1,910,233

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

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$619,632	$616,423	$1,723,152	$1,560,249
Frequent flyer revenue, transportation component	45,234	46,684	135,232	124,350
Passenger Revenue	$664,866	$663,107	$1,858,384	$1,684,599

Other revenue (e.g., cargo and other miscellaneous)	$31,320	$47,678	$96,321	$139,289
Frequent flyer revenue, marketing and brand component	31,493	30,369	92,505	86,345
Other Revenue	$62,813	$78,047	$188,826	$225,634

As of September 30, 2023 and December 31, 2022, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $508.9 million and $414.5 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended September 30, 2023 and 2022, the amount of passenger ticket revenue, excluding frequent flyer revenue, recognized that was included in air traffic liability as of the beginning of the respective period was $332.1 million and $330.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the amount of passenger ticket revenue, excluding frequent flyer revenue, recognized that was included in air traffic liability as of the beginning of the respective period was $338.7 million and $282.7 million, respectively.

Non-refundable tickets sold and credits issued generally expire 13 months from the date of issuance or scheduled flight, as applicable. In April 2020, the Company announced the waiver of certain change fees and extended ticket validity for up to 24 months for (a) tickets issued between March 1, 2020 and December 31, 2020 and (b) tickets issued prior to March 1, 2020 for original travel between March 1, 2020 and February 28, 2021. In December 2021, the Company announced the further extension of ticket validity to December 31, 2022, which also included all Main Cabin and First Class passenger tickets purchased in 2021. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, forecasted trends and the extension of the expiration date for certain tickets impacted by the COVID-19 pandemic. At December 31, 2022, $151.9 million of passenger tickets expired unused after receiving extended validity dates throughout the prior two years. The breakage revenue related to these expired tickets had been recorded over the extended ticket validity period.

During the three months ended September 30, 2023 and 2022, the Company recognized advanced breakage of $16.5 million and $49.7 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized advanced breakage of $46.2 million and $105.8 million, respectively. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in air traffic liability and noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	September 30, 2023	December 31, 2022
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$183,521	$166,211
Noncurrent frequent flyer deferred revenue	320,657	318,369
Total frequent flyer liability	$504,178	$484,580

The table below presents the Company's activity of the current and noncurrent frequent flyer deferred revenue for the nine months ended September 30, 2023 and 2022:

	2023	2022
	(in thousands)
Total frequent flyer liability - beginning balance	$484,580	$466,171
Miles awarded	158,285	144,878
Travel miles redeemed (Passenger Revenue)	(135,232)	(124,350)
Non-travel miles redeemed (Other Revenue)	(3,455)	(3,298)
Total frequent flyer liability - ending balance	$504,178	$483,401

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

The following is a summary of the amortized cost, gross unrealized gains and losses, and fair value of the Company's short-term investments as of September 30, 2023 and December 31, 2022:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities
Corporate debt securities	$277,738	$120	$(19,321)	$258,537
U.S. government and agency securities	443,136	4	(9,737)	433,403
Other fixed income securities	66,799	4	(7,379)	59,424
Asset-backed securities	27,234	37	(1,725)	25,546
Collateralized loan obligations	44,057	52	(1,672)	42,437
Bank notes	9,303	14	(218)	9,099
Total debt securities	868,267	231	(40,052)	828,446
Derivatives	543	1,603	(389)	1,757
Equity securities	221,415	—	(29,382)	192,033
Other investments measured at net asset value	1,236	62	—	1,298
Total short-term investments	$1,091,461	$1,896	$(69,823)	$1,023,534

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$340,493	$139	$(23,009)	$317,623
U.S. government and agency securities	467,049	181	(12,341)	454,889
Other fixed income securities	110,881	23	(6,499)	104,405
Asset-backed securities	30,205	—	(2,039)	28,166
Collateralized loan obligations	43,736	130	(3,684)	40,182
Bank notes	11,493	3	(192)	11,304
Total debt securities	1,003,857	476	(47,764)	956,569
Derivatives	43	1,433	(178)	1,298
Equity securities	213,569	—	(26,109)	187,460
Other investments measured at net asset value	2,087	—	(221)	1,866
Total short-term investments	$1,219,556	$1,909	$(74,272)	$1,147,193

The following tables present fair values and gross unrealized losses by security type and length of time that individual debt securities and other investments measured at net asset value have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023	(in thousands)
Debt securities
Corporate debt securities	$79,698	$(1,043)	$174,188	$(18,278)	$253,886	$(19,321)
U.S. government and agency securities	173,150	(2,296)	236,458	(7,441)	409,608	(9,737)
Other fixed income securities	5,154	(86)	21,599	(7,293)	26,753	(7,379)
Asset-backed securities	2,583	(50)	17,861	(1,675)	20,444	(1,725)
Collateralized loan obligations	1,962	(75)	34,311	(1,597)	36,273	(1,672)
Bank notes	7,287	(166)	1,493	(52)	8,780	(218)
Total debt securities	$269,834	$(3,716)	$485,910	$(36,336)	$755,744	$(40,052)
	$269,834	$(3,716)	$485,910	$(36,336)	$755,744	$(40,052)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022	(in thousands)
Debt securities
Corporate debt securities	$145,299	$(10,104)	$159,216	$(12,905)	$304,515	$(23,009)
U.S. government and agency securities	314,790	(8,097)	98,653	(4,244)	413,443	(12,341)
Other fixed income securities	17,836	(1,191)	23,316	(5,308)	41,152	(6,499)
Asset-backed securities	11,155	(755)	14,435	(1,284)	25,590	(2,039)
Collateralized loan obligations	28,133	(2,372)	9,491	(1,312)	37,624	(3,684)
Bank notes	2,836	(192)	—	—	2,836	(192)
Total debt securities	$520,049	$(22,711)	$305,111	$(25,053)	$825,160	$(47,764)
Other investments measured at net asset value	865	(221)	—	—	865	(221)
	$520,914	$(22,932)	$305,111	$(25,053)	$826,025	$(47,985)
As of September 30, 2023 and December 31, 2022, the Company's unrealized losses from debt securities were generated from 507 positions out of 557 positions and 496 positions out of 547 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of September 30, 2023 and December 31, 2022 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of September 30, 2023 were temporary in nature. The Company has evaluated these debt securities and did not recognize any significant credit losses as of September 30, 2023 and December 31, 2022.

For the three months ended September 30, 2023 and 2022, the unrealized losses on equity securities, recorded in Losses on Investment, net, in Nonoperating income (expense) were $2.6 million and $3.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the unrealized losses on equity securities were $3.1 million and $22.8 million, respectively.

Contractual maturities of debt securities as of September 30, 2023 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$131	$180,920	$77,486	$258,537
U.S. government and agency debt	46,759	374,990	11,654	433,403
Other fixed income securities	31,995	13,703	13,726	59,424
Asset-backed securities	5	10,111	15,430	25,546
Collateralized loan obligations	—	—	42,437	42,437
Bank notes	222	4,850	4,027	9,099
Total debt securities	$79,112	$584,574	$164,760	$828,446

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$58,141	$58,141	$—	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	258,537	—	250,946	7,591
U.S. government and agency securities	433,403	—	433,403	—
Other fixed income securities	59,424	—	59,424	—
Asset-backed securities	25,546	—	16,729	8,817
Collateralized loan obligations	42,437	—	39,887	2,550
Bank notes	9,099	—	1,857	7,242
Total debt securities	828,446	—	802,246	26,200
Derivatives	1,757	—	1,757	—
Equity securities	192,033	191,293	740	—
Other investments measured at net asset value	1,298	—	—	—
Total short-term investments	1,023,534	191,293	804,743	26,200
Other Assets
Fuel derivative contracts	7,402	—	7,402	—
Assets held-for-sale	2,813	—	—	2,813
Total assets measured at fair value	$1,109,140	$266,684	$812,145	$29,013

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$46,729	$46,535	$194	$—
Restricted cash	17,498	17,498	—	—
Short-term investments
Debt securities
Corporate debt securities	317,623	—	309,450	8,173
U.S. government and agency securities	454,889	—	454,889	—
Other fixed income securities	104,405	—	104,405	—
Asset-backed securities	28,166	—	19,133	9,033
Collateralized loan obligations	40,182	—	37,624	2,558
Bank notes	11,304	—	1,878	9,426
Total debt securities	956,569	—	927,379	29,190
Derivatives	1,298	—	1,298	—
Equity securities	187,460	186,670	790	—
Other investments measured at net asset value	1,866	—	—	—
Total short-term investments	1,147,193	186,670	929,467	29,190
Other Assets
Fuel derivative contracts	5,308	—	5,308	—
Assets held-for-sale	14,019	—	—	14,019
Total assets measured at fair value	$1,230,747	$250,703	$934,969	$43,209

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of September 30, 2023, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

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

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2023 is as follows:

	Short-term Investment Activity for the nine months ended September 30, 2023
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2022	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	5	944	122	—	1,071
Sale of investments	—	(2,189)	—	—	(2,189)
Redemptions and paydowns	(126)	(957)	—	(23)	(1,106)
Amortization and accretion, net	11	2	—	(24)	(11)
Realized and unrealized gains (losses), net	(106)	16	(130)	(535)	(755)
Ending balance as of September 30, 2023	$8,817	$7,242	$2,550	$7,591	$26,200

	Short-term Investment Activity for the nine months ended September 30, 2022
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2021	$4,003	$6,753	$3,322	$—	$14,078
Purchases	4,465	3,440	2,100	8,593	18,598
Sale of investments	—	—	—	—	—
Redemptions and paydowns	(99)	(676)	(2,852)	—	(3,627)
Amortization and accretion, net	88	10	896	22	1,016
Realized and unrealized gains (losses), net	(118)	1	(916)	(666)	(1,699)
Ending balance as of September 30, 2022	$8,339	$9,528	$2,550	$7,949	$28,366

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
September 30, 2023					December 31, 2022
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,577,241	$1,333,371	$—	$—	$1,333,371	$1,631,725	$1,356,561	$—	$—	$1,356,561

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

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2023	2022	2023	2022
	(in thousands)
Losses realized at settlement	$(3,867)	$—	$(8,175)	$—
Reversal of prior period unrealized amounts	7,055	—	2,639	—
Unrealized losses that will settle in future periods	(91)	(1,063)	(91)	(1,063)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$3,097	$(1,063)	$(5,627)	$(1,063)
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of September 30, 2023 and December 31, 2022, the Company's derivative positions reflected a net asset position of $1.8 million and $1.3 million within the portfolio. During the three months ended September 30, 2023 and 2022, the Company recognized a net realized and unrealized gain of $1.0 million and $3.1 million, respectively, through Nonoperating income (expense). During the nine months ended September 30, 2023 and 2022, the Company recognized a net realized and unrealized loss of $0.1 million and a net realized and unrealized gain of $7.8 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives, all of which are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Derivative positions as of September 30, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	91,014 gallons	September 2024	$7,402	$—	$7,402
Foreign currency derivatives	Short-term investments	35,478 Euro	March 2025	$1,241	$—	$1,241
Interest rate contracts	Short-term investments	12,136 US Dollars	December 2028	$1,159	$(643)	$516
Derivative positions as of December 31, 2022

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	57,288 gallons	December 2023	$5,308	$—	$5,308
Foreign currency derivatives	Short-term investments	36,426 Euro	March 2025	$1,254	$(46)	$1,208
Interest rate contracts	Short-term investments	32,891 US Dollars	March 2026	$190	$(100)	$90
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $9.2 million and $6.6 million as of September 30, 2023 and December 31, 2022, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $0.7 million collateral posted with its counterparties as of September 30, 2023. No collateral was posted with its counterparties as of December 31, 2022.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

8.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$162,953	$184,572
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	18,655	23,524
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	16,670	20,350
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	46,055	64,276
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	43,646	55,731
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(22,721)	(28,711)
Total Debt	$1,577,241	$1,631,725
Less: Current maturities of long-term debt	(42,364)	(47,836)
Long-Term Debt, less discount	$1,534,877	$1,583,889

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate (as defined in the Revolving Credit Facility) plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of September 30, 2023, the Company had no outstanding borrowing under the Revolving Credit Facility.

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

Schedule of Debt Maturities

As of September 30, 2023, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2023 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2023	$5,323
2024	43,593
2025	55,245
2026	1,338,052
2027	10,590
Thereafter	147,159
$1,599,962

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of September 30, 2023.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2023	2022	2023	2022
	(in thousands)
Service cost	$1,791	$2,392	$5,211	$7,176
Other cost:
Interest cost	6,513	4,572	19,455	13,727
Expected return on plan assets	(5,529)	(6,471)	(16,589)	(19,413)
Recognized net actuarial loss	723	626	2,041	1,875
Total other components of the net periodic benefit cost	1,707	(1,273)	4,907	(3,811)
Net periodic benefit cost	$3,498	$1,119	$10,118	$3,365

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2023 and 2022, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2023.

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

The ATSA provides for the Company to initially operate ten A330-300F aircraft for air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums. As part of the ATSA, the Company received $11.5 million toward start-up costs which has been recorded in Other liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract as revenue is earned. Operations under the ATSA commenced on October 2, 2023.

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

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and a grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject only to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. For the Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $11.2 million, or $3.57 per Warrant Share as of September 30, 2023. As a grant date has not yet been established, the Company will estimate the fair value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial statement impact related to the Second Tranche for unvested shares under ASC 718. At their grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

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

11. Commitments and Contingent Liabilities

Commitments

As of September 30, 2023, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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
The Company has commitments with third-parties to provide aircraft maintenance services which include fixed payments based on flight hours for the Company's fleet. The Company also has commitments with third-party service providers for reservations, information technology, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures and committed payments as of September 30, 2023 and for the next five fiscal years and thereafter are detailed below:

	Aircraft and Aircraft Related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2023	$48,815	$6,381	$55,196
2024	585,331	27,758	613,089
2025	519,228	16,069	535,297
2026	425,730	9,671	435,401
2027	249,569	7,068	256,637
Thereafter	—	60,906	60,906
	$1,828,673	$127,853	$1,956,526

During the third quarter of 2023, the Company entered into amendments for two A330-200 aircraft leases, originally scheduled to mature in 2024, for an additional two years. The commitments associated with these amendments are reflected in the table above.

In October 2023, the Company entered into amendments for two additional A330-200 aircraft leases, originally scheduled to mature in 2024, for an additional two years.

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2023 and December 31, 2022, there were no holdbacks held with the Company's credit card processors.

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

As of September 30, 2023 and December 31, 2022, assets held for sale were $2.8 million and $14.0 million, respectively. A roll-forward of the Assets held-for-sale activity for the nine months ended September 30, 2023 and 2022 is as follows:

	Assets Held-For-Sale Activity for the nine months ended September 30, 2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2022	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale	(4,594)	(16,470)	(21,064)
Realized gains	(418)	10,179	9,761
Realized losses	97	—	97
Ending balance as of September 30, 2023	$2,813	$—	$2,813

	Assets Held-For-Sale Activity for the nine months ended September 30, 2022
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2021	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from sale	(10,530)	—	(10,530)
Impairment charge	(6,303)	—	(6,303)
Realized gains	3,288	—	3,288
Realized losses	(7)	—	(7)
Ending balance as of September 30, 2022	$9,606	$6,291	$15,897

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

In October 2023, the Company completed the sale of its remaining ATR 72-200 aircraft, which did not result in a gain or loss on the transaction. The company anticipates completing the sale of remaining aircraft parts by early 2024, and will continue to monitor the asset group for potential impairment.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$727,779	$13,997	$(14,097)	$727,679
Operating Expenses:
Wages and benefits	—	248,899	—	—	248,899
Aircraft fuel, including taxes and delivery	—	200,069	—	—	200,069
Maintenance, materials and repairs	—	65,088	(31)	—	65,057
Aircraft and passenger servicing	—	46,225	—	—	46,225
Commissions and other selling	9	29,686	53	(53)	29,695
Aircraft rent	—	26,497	—	—	26,497
Other rentals and landing fees	—	46,366	—	—	46,366
Depreciation and amortization	—	34,760	—	—	34,760
Purchased services	—	36,513	120	(65)	36,568
Other	1,910	60,120	409	(13,979)	48,460
Total	1,919	794,223	551	(14,097)	782,596
Operating Income (Loss)	(1,919)	(66,444)	13,446	—	(54,917)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(46,906)	(4,069)	—	50,975	—
Interest expense and amortization of debt discounts and issuance costs	—	(4,852)	(18,501)	756	(22,597)
Interest income	105	13,154	1,182	(756)	13,685
Capitalized interest	—	2,306	—	—	2,306
Gains on fuel derivatives	—	3,097	—	—	3,097
Other components of net periodic pension cost	—	(1,707)	—	—	(1,707)
Losses on investments, net	—	(4,054)	—	—	(4,054)
Gains on foreign debt	—	4,311	—	—	4,311
Other, net	—	(644)	—	—	(644)
Total	(46,801)	7,542	(17,319)	50,975	(5,603)
Loss Before Income Taxes	(48,720)	(58,902)	(3,873)	50,975	(60,520)
Income tax benefit	—	(11,800)	—	—	(11,800)
Net Loss	$(48,720)	$(47,102)	$(3,873)	$50,975	$(48,720)
Comprehensive Loss	$(47,566)	$(45,948)	$(3,873)	$49,821	$(47,566)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$740,479	$11,746	$(11,071)	$741,154
Operating Expenses:
Wages and benefits	—	206,306	—	—	206,306
Aircraft fuel, including taxes and delivery	—	225,999	—	—	225,999
Maintenance, materials and repairs	—	59,272	45	—	59,317
Aircraft and passenger servicing	—	41,044	—	—	41,044
Commissions and other selling	9	32,495	75	(74)	32,505
Aircraft rent	—	25,921	—	—	25,921
Depreciation and amortization	—	34,347	—	—	34,347
Other rentals and landing fees	—	38,399	—	(29)	38,370
Purchased services	23	30,963	349	(66)	31,269
Special items	—	—	6,303	—	6,303
Other	1,284	52,775	(12)	(10,902)	43,145
Total	1,316	747,521	6,760	(11,071)	744,526
Operating Income (Loss)	(1,316)	(7,042)	4,986	—	(3,372)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(8,013)	(7,218)	—	15,231	—
Interest expense and amortization of debt discounts and issuance costs	—	(5,479)	(18,483)	756	(23,206)
Interest income	110	9,006	927	(756)	9,287
Capitalized interest	—	1,061	—	—	1,061
Losses on fuel derivatives	—	(1,063)	—	—	(1,063)
Other components of net periodic pension cost	—	1,252	—	—	1,252
Losses on investments, net	—	(4,028)	—	—	(4,028)
Gains on foreign debt	—	9,978	—	—	9,978
Other, net	(50)	(638)	—	—	(688)
Total	(7,953)	2,871	(17,556)	15,231	(7,407)
Loss Before Income Taxes	(9,269)	(4,171)	(12,570)	15,231	(10,779)
Income tax benefit	—	(1,510)	—	—	(1,510)
Net Loss	$(9,269)	$(2,661)	$(12,570)	$15,231	$(9,269)
Comprehensive Loss	$(23,411)	$(16,803)	$(12,570)	$29,373	$(23,411)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,046,609	$42,218	$(41,617)	$2,047,210
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	564,075	—	—	564,075
Wages and benefits	—	728,512	—	—	728,512
Aircraft rent	—	80,827	—	—	80,827
Maintenance materials and repairs	—	169,062	(62)	—	169,000
Aircraft and passenger servicing	—	131,883	—	—	131,883
Commissions and other selling	27	86,247	332	(282)	86,324
Depreciation and amortization	—	100,775	—	—	100,775
Other rentals and landing fees	—	126,593	—	(19)	126,574
Purchased services	171	108,053	794	(197)	108,821
Other	5,537	175,810	(7,884)	(41,119)	132,344
Total	5,735	2,271,837	(6,820)	(41,617)	2,229,135
Operating Income (Loss)	(5,735)	(225,228)	49,038	—	(181,925)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(154,222)	(13,071)	—	167,293	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,965)	(55,461)	2,244	(68,182)
Other components of net periodic pension cost	—	(4,907)	—	—	(4,907)
Interest income	648	41,559	3,726	(2,244)	43,689
Capitalized interest	—	5,709	—	—	5,709
Losses on fuel derivatives	—	(5,627)	—	—	(5,627)
Loss on extinguishment of debt	—	—	—	—	—
Losses on investments, net	—	(6,906)	—	—	(6,906)
Gains on foreign debt	—	18,745	—	—	18,745
Other, net	—	(1,408)	—	—	(1,408)
Total	(153,574)	19,129	(51,735)	167,293	(18,887)
Loss Before Income Taxes	(159,309)	(206,099)	(2,697)	167,293	(200,812)
Income tax benefit	—	(41,500)	—	—	(41,500)
Net Loss	$(159,309)	$(164,599)	$(2,697)	$167,293	$(159,312)
Comprehensive Loss	$(159,683)	$(164,970)	$(2,697)	$167,667	$(159,683)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Nine months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,907,977	$32,121	$(29,865)	$1,910,233
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	603,873	—	—	603,873
Wages and benefits	—	615,091	—	—	615,091
Aircraft rent	—	77,987	—	—	77,987
Maintenance materials and repairs	—	170,693	241	—	170,934
Aircraft and passenger servicing	—	110,490	—	—	110,490
Commissions and other selling	18	81,785	363	(399)	81,767
Depreciation and amortization	—	102,435	—	—	102,435
Other rentals and landing fees	—	110,109	—	(87)	110,022
Purchased services	200	94,557	1,154	(198)	95,713
Special items	—	—	6,303	—	6,303
Other	4,958	138,812	(1,705)	(29,181)	112,884
Total	5,176	2,105,832	6,356	(29,865)	2,087,499
Operating Income (Loss)	(5,176)	(197,855)	25,765	—	(177,266)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(184,840)	(25,439)	—	210,279	—
Interest expense and amortization of debt discounts and issuance costs	—	(19,600)	(55,404)	2,244	(72,760)
Other components of net periodic pension cost	—	3,812	—	—	3,812
Interest income	145	19,936	2,446	(2,244)	20,283
Capitalized interest	—	3,173	—	—	3,173
Loss on extinguishment of debt	—	(8,568)	—	—	(8,568)
Losses on fuel derivatives	—	(1,063)	—	—	(1,063)
Losses on investments, net	—	(38,519)	—	—	(38,519)
Gains on foreign debt	—	42,295	—	—	42,295
Other, net	(50)	(2,268)	—	—	(2,318)
Total	(184,745)	(26,241)	(52,958)	210,279	(53,665)
Loss Before Income Taxes	(189,921)	(224,096)	(27,193)	210,279	(230,931)
Income tax benefit	—	(41,010)	—	—	(41,010)
Net Loss	$(189,921)	$(183,086)	$(27,193)	$210,279	$(189,921)
Comprehensive Loss	$(225,743)	$(218,908)	$(27,193)	$246,101	$(225,743)

Condensed Consolidating Balance Sheets
September 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,500	$71,787	$31,384	$—	$110,671
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	1,023,534	—	—	1,023,534
Accounts receivable, net	1,269	91,987	26,573	(22,546)	97,283
Income taxes receivable	—	1,660	—	—	1,660
Spare parts and supplies, net	—	53,817	—	—	53,817
Prepaid expenses and other	—	91,754	—	—	91,754
Total	8,769	1,334,539	75,207	(22,546)	1,395,969
Property and equipment at cost	—	3,113,490	—	—	3,113,490
Less accumulated depreciation and amortization	—	(1,143,934)	—	—	(1,143,934)
Property and equipment, net	—	1,969,556	—	—	1,969,556
Assets held-for-sale	—	285	2,528	—	2,813
Operating lease right-of-use assets	—	423,706	—	—	423,706
Long-term prepayments and other	—	117,463	1,200,253	(1,200,000)	117,716
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(478,616)	(53,463)	—	532,079	—
Investment in consolidated subsidiaries	807,451	(17,310)	503	(790,644)	—
Total Assets	$337,604	$3,774,776	$1,291,991	$(1,481,111)	$3,923,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,149	$210,913	$535	$(14,590)	$198,007
Air traffic liability and current frequent flyer deferred revenue	—	690,603	8,482	—	699,085
Other accrued liabilities	—	169,195	14,753	(7,956)	175,992
Current maturities of long-term debt, less discount	—	42,364	—	—	42,364
Current maturities of finance lease obligations	—	9,998	—	—	9,998
Current maturities of operating leases	—	85,214	—	—	85,214
Total	1,149	1,208,287	23,770	(22,546)	1,210,660
Long-Term Debt	—	1,546,608	1,188,269	(1,200,000)	1,534,877
Intercompany payable	157,695	(567,969)	120,430	289,844	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	62,768	—	—	62,768
Noncurrent operating leases	—	311,647	—	—	311,647
Accumulated pension and other post-retirement benefit obligations	—	143,058	—	—	143,058
Other liabilities and deferred credits	—	71,967	—	—	71,967
Noncurrent frequent flyer deferred revenue	—	320,657	—	—	320,657
Deferred tax liabilities, net	—	88,868	—	—	88,868
Total	—	998,965	—	—	998,965
Shareholders’ equity	178,760	588,885	(40,478)	(548,409)	178,758
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,604	$3,774,776	$1,291,991	$(1,481,111)	$3,923,260

Condensed Consolidating Balance Sheets
December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,620	$151,357	$49,145	$—	$229,122
Restricted cash	—	—	17,498	—	17,498
Short-term investments	—	1,147,193	—	—	1,147,193
Accounts receivable, net	—	106,321	25,785	(18,244)	113,862
Income taxes receivable, net	—	70,204	—	—	70,204
Spare parts and supplies, net	—	36,875	—	—	36,875
Prepaid expenses and other	—	63,524	29	—	63,553
Total	28,620	1,575,474	92,457	(18,244)	1,678,307
Property and equipment at cost	—	3,009,614	—	—	3,009,614
Less accumulated depreciation and amortization	—	(1,135,262)	—	—	(1,135,262)
Property and equipment, net	—	1,874,352	—	—	1,874,352
Assets held-for-sale	—	293	13,726	—	14,019
Operating lease right-of-use assets	—	459,128	—	—	459,128
Long-term prepayments and other	—	99,801	1,200,516	(1,200,000)	100,317
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	—	609,207	—	(609,207)	—
Investment in consolidated subsidiaries	767,831	(57,699)	502	(710,634)	—
Total Assets	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$630	$207,294	$617	$(12,532)	$196,009
Air traffic liability and current frequent flyer deferred revenue	—	579,872	10,924	—	590,796
Other accrued liabilities	—	172,190	15,558	(5,712)	182,036
Current maturities of long-term debt, less discount	—	47,836	—	—	47,836
Current maturities of finance lease obligations	—	25,789	—	—	25,789
Current maturities of operating leases	—	77,858	—	—	77,858
Total	630	1,110,839	27,099	(18,244)	1,120,324
Long-Term Debt	—	1,599,330	1,184,559	(1,200,000)	1,583,889
Intercompany payable	462,556	—	146,651	(609,207)	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	75,221	—	—	75,221
Noncurrent operating leases	—	347,726	—	—	347,726
Accumulated pension and other post-retirement benefit obligations	—	135,775	—	—	135,775
Other liabilities and deferred credits	—	94,481	173	—	94,654
Noncurrent frequent flyer deferred revenue	—	318,369	—	—	318,369
Deferred tax liabilities, net	—	130,400	—	—	130,400
Total	—	1,101,972	173	—	1,102,145
Shareholders’ equity	333,265	748,415	(37,781)	(710,634)	333,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,700)	$18,688	$(12,916)	$—	$2,072
Cash Flows From Investing Activities:
Net payments to affiliates	—	42,372	(9,659)	(32,713)	—
Additions to property and equipment, including pre-delivery deposits	—	(213,152)	—	—	(213,152)
Proceeds from the disposition of aircraft and aircraft related equipment	15,293	52	4,566	—	19,911
Purchases of investments	—	(320,628)	—	—	(320,628)
Sales of investments	—	452,913	—	—	452,913
Net cash provided by (used in) investing activities	15,293	(38,443)	(5,093)	(32,713)	(60,956)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(58,681)	—	—	(58,681)
Net payments from affiliates	(32,713)	—	—	32,713	—
Payment for taxes withheld for stock compensation	—	(1,134)	—	—	(1,134)
Net cash used in financing activities	(32,713)	(59,815)	—	32,713	(59,815)
Net decrease in cash and cash equivalents	(21,120)	(79,570)	(18,009)	—	(118,699)
Cash, cash equivalents, & restricted cash - Beginning of Period	28,620	151,357	66,643	—	246,620
Cash, cash equivalents, & restricted cash - End of Period	$7,500	$71,787	$48,634	$—	$127,921

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,270)	$6,116	$(25,896)	$—	$(24,050)
Cash Flows From Investing Activities:
Net payments to affiliates	—	(37,188)	17,474	19,714	—
Additions to property and equipment, including pre-delivery deposits	—	(29,717)	—	—	(29,717)
Proceeds from the disposition of aircraft and aircraft related equipment	—	97	10,646	—	10,743
Purchases of investments	—	(751,509)	—	—	(751,509)
Sales of investments	—	756,561	—	—	756,561
Net cash provided by (used in) investing activities	—	(61,756)	28,120	19,714	(13,922)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(173,298)	—	—	(173,298)
Debt issuance costs	—	(2,236)	—	—	(2,236)
Net payments from affiliates	19,714	—	—	(19,714)	—
Payment for taxes withheld for stock compensation	—	(1,842)	—	—	(1,842)
Net cash provided by (used in) financing activities	19,714	(177,376)	—	(19,714)	(177,376)
Net increase (decrease) in cash and cash equivalents	15,444	(233,016)	2,224	—	(215,348)
Cash, cash equivalents, & restricted cash - Beginning of Period	20,803	434,615	52,410	—	507,828
Cash, cash equivalents, & restricted cash - End of Period	$36,247	$201,599	$54,634	$—	$292,480

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the demand for air travel in the markets in which we operate; demand for air travel to Maui, Hawai'i; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impact of such obligations related to our agreement with Amazon; the availability of aircraft fuel, aircraft parts and personnel; the impact and timing of A321neo engine shortages on our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the fourth quarter of 2023, 2024 and potentially beyond; expectations about the recovery of international travel demand; expectations related to currency fluctuations; expected salary and related costs; our expected fleet as of September 30, 2024; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the impact of climate change or natural disasters; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the restatement of our financial statements for the Non-Reliance Periods and the impact of such restatement on our future financial statements and other financial measures; the material weakness we identified in our internal control over financial reporting and our efforts and timing related to such remediation; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our “Scheduled Operations.” We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights. We are the longest serving airline, as well as the largest airline headquartered in the state of Hawai'i and the eleventh largest domestic airline in the United States based on revenue passenger miles (RPMs) as reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of July 2023, the latest available data. As of September 30, 2023, we had 7,347 active employees.

In October 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Operations under the ATSA commenced on October 2, 2023.

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

Third Quarter 2023 Financial Overview

•Passenger revenue in the third quarter was $664.9 million, up 0.3% as compared to the same period in 2022. During the three months ended September 30, 2023, capacity (as measured in Available Seat Miles or ASMs) was up 4.2%, while RPM increased 8.2%, as compared to the same period in 2022, driven by improving demand on our International routes.

•Our operating loss in the third quarter was $54.9 million, as compared to an operating loss of $3.4 million during the same period in 2022.

•GAAP net loss in the third quarter was $48.7 million, or $0.94 per diluted share on total revenue of $727.7 million, compared to a net loss of $9.3 million, or $0.18 per diluted share, on total revenue of $741.2 million during the same period in 2022.

•Unrestricted cash, cash equivalents and short-term investments was $1.1 billion as of September 30, 2023.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Material Changes to our Consolidated Balance Sheet

During the nine months ended September 30, 2023, material changes to our Consolidated Balance Sheet consisted of the following:

•Cash, cash equivalents and short-term investments totaled approximately $1.1 billion as of September 30, 2023, compared to $1.4 billion as of December 31, 2022.
•As of September 30, 2023, our total debt was $1.6 billion, a decrease of $54.5 million, or 3.3%, as compared to $1.63 billion as of December 31, 2022.
•As of September 30, 2023, our air traffic liability and current frequent flyer deferred revenue was $699.1 million, an increase of $108.3 million, or 18.3%, as compared to $590.8 million as of December 31, 2022. The increase in air traffic liability is primarily due to an increase in advanced ticket sales and the seasonality of passenger travel, partially offset by an influx of ticket refunds following the wildfires in West Maui in August 2023.

Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2022 and 2023, respectively and our expected fleet as of September 30, 2024 (based on existing executed agreements as of September 30, 2023):

	September 30, 2022			September 30, 2023			September 30, 2024 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A330-300F (3)	—	—	—	1	—	1	7	—	7
A321neo	4	14	18	4	14	18	4	14	18
787-9 (4)	—	—	—	—	—	—	—	3	3
717-200	5	14	19	5	14	19	5	14	19
ATR 42-500 (5)	—	3	3	—	—	—	—	—	—
ATR 72-200 (5)	—	1	1	—	1	1	—	—	—
Total	21	44	65	22	41	63	28	43	71

(1)    Leased aircraft include aircraft under both finance and operating leases. Four of our leased A330-200 aircraft have lease maturities in 2024. During the third quarter of 2023, we entered into an amendment to extend two of the A330-200 aircraft for an additional two years. In October 2023, we entered into amendments to extend the two remaining A330-200 aircraft leases for an additional two years.

(2)    Includes unencumbered aircraft as well as those purchased and under various debt financing arrangements.

(3)    A330-300F aircraft to be utilized under the ATSA with Amazon. Operations under the ATSA commenced on October 2, 2023. As discussed above, the ATSA provides for the operation of 10 aircraft with customer options to expand the fleet.

(4)    In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft, including purchase rights for an additional 10 aircraft. In December 2022, we entered into a supplemental agreement to the Boeing 787-9 purchase agreement, pursuant to which (a) we agreed with Boeing to defer the delivery of the Boeing 787-9 aircraft and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. Our first 787-9 aircraft is now expected to be delivered in January 2024. We are currently exploring financing options for our upcoming Boeing 787-9 deliveries.

(5) The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary. In 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. As of September 30, 2023, there was one remaining aircraft and certain aircraft parts. The asset group was classified as Assets held-for-sale on the Consolidated Balance Sheets. In October 2023, we completed the sale of the remaining ATR 72-200 aircraft, which did not result in a gain or loss on the transaction. We anticipate completing the sale of remaining aircraft parts by early 2024.

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

The ATSA provides for us to initially operate ten A330-300F aircraft for air cargo transportation services, with Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums.

During the third quarter of 2023, we took delivery of our first A330-300F aircraft. Operations under the ATSA commenced on October 2, 2023.

Results of Operations

For the three months ended September 30, 2023, we generated a net loss of $48.7 million, or $0.94 per diluted share, compared to a net loss of $9.3 million, or $0.18 per diluted share, for the same period in 2022. For the nine months ended September 30, 2023, we generated a net loss of $159.3 million, or $3.09 per diluted share, compared to a net loss of $189.9 million, or $3.70 per diluted share, for the same period in 2022.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,828		2,738		8,221		7,345
Revenue passenger miles (RPM)	4,450,305		4,113,172		12,641,181		10,950,031
Available seat miles (ASM)	5,166,464		4,957,011		15,095,334		13,704,779
Passenger revenue per RPM (Yield)	14.94	¢	16.12	¢	14.70	¢	15.38	¢
Passenger load factor (RPM/ASM)	86.1%		83.0%		83.7%		79.9%
Passenger revenue per ASM (PRASM)	12.87	¢	13.38	¢	12.31	¢	12.29	¢
Total Operations:
Revenue passengers flown	2,828		2,741		8,223		7,361
RPM	4,451,484		4,117,551		12,644,415		10,975,703
ASM	5,168,883		4,964,785		15,100,831		13,744,129
Operating revenue per ASM (RASM)	14.08	¢	14.93	¢	13.56	¢	13.90	¢
Operating cost per ASM (CASM)	15.14	¢	15.00	¢	14.76	¢	15.19	¢
CASM excluding aircraft fuel and non-recurring items (a)	11.27	¢	10.32	¢	11.13	¢	10.73	¢
Aircraft fuel expense per ASM (b)	3.87	¢	4.55	¢	3.74	¢	4.40	¢
Revenue block hours operated	53,183		51,284		158,058		143,646
Gallons of aircraft fuel consumed	68,521		63,834		199,735		174,744
Average cost per gallon of aircraft fuel (b)	$2.92		$3.54		$2.82		$3.46

(a)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(b)    Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2023, operating revenue decreased by $13.5 million, or 1.8%, and increased by $137.0 million, or 7.2%, respectively, as compared to the same periods in 2022. For the three months ended September 30, 2023, the decrease in operating revenue was primarily driven by a decrease in Other operating revenue of $15.2 million, or 19.5%, which is discussed in more detail below, while passenger was flat, up 0.3%. For the nine months ended September 30, 2023, the increase was primarily driven by the continued recovery of passenger demand on our International routes, partially offset by reductions in our Domestic network revenue, which was negatively impacted by the wildfires in Maui and a 16.3% decline in Other operating revenue.

Passenger revenue

For the three and nine months ended September 30, 2023, passenger revenue increased by $1.8 million, or 0.3%, and $173.8 million, or 10.3%, respectively, as compared to the same periods in 2022. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended September 30, 2023
(in thousands)	Three months ended September 30, 2023	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$503,463	(13.0)%	(6.8)%	(6.6)%	(4.6)%	(8.8)%
International	161,403	90.9	(6.5)	104.3	43.6	33.0
Total	$664,866	0.3%	(7.3)%	8.2%	4.2%	(3.8)%

		Increase (Decrease) vs. Nine Months Ended September 30, 2023
(in thousands)	Nine months ended September 30, 2023	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$1,468,179	(3.8)%	(2.9)%	(0.9)%	(3.3)%	(0.5)%
International	390,205	146.1	(12.9)	182.5	99.4	23.4
Total	$1,858,384	10.3%	(4.4)%	15.4%	10.1%	0.2%

Domestic passenger revenue decreased 13.0% during the three months ended September 30, 2023 as compared to the same period in 2022, on a capacity reduction, as measured in ASM, of 4.6%. Domestic passenger revenue decreased by 3.8% during the nine months ended September 30, 2023 as compared to the same period in 2022, on a capacity reduction, as measured in ASM, of 3.3%.

Demand on our Domestic routes has recovered to pre-COVID-19 pandemic levels, with passenger revenue up 1.0% and 1.9% during the three and nine months ended September 30, 2023, as compared to the same periods in 2019, respectively, which has primarily been driven by the strength of our North America traffic. This recovery has been negatively impacted, however, by engine shortages from Pratt & Whitney and its affiliates, which announced in July 2023 that a significant portion of the PW110G-JM engine fleet, including several engines utilized by Hawaiian, would require accelerated removals and inspections. This unanticipated time out of service resulted in lower-than-expected capacity growth in the quarter and we anticipate that we will continue to experience operational disruptions from our engine shortages from Pratt & Whitney into 2024 and potentially beyond.

Our Neighbor Island traffic, which accounted for approximately 18.4% and 18.5% of total Domestic passenger revenue during the three and nine months ended September 30, 2023, continued to face increased competitive pressures with additional capacity in the market combined with the low priced Neighbor Island route fares. Furthermore, on August 8 2023, the Island of Maui was devastated by wildfires, which decimated the historic town of Lahaina, a popular tourist destination. In the immediate aftermath, there was a sharp decline in passenger traffic to the island of Maui and an increase in passenger ticket refunds in the aftermath of the fires. With many areas of the island not impacted by the wildfires and portions of West Maui reopening for tourism on October 8, 2023, demand for travel to Maui is recovering, but is expected to remain below historic levels through at least the remainder of 2023 and into 2024. The impact of these events has led to declines in Neighbor Island route revenue yield of 10.8% and 16.2% during the three and nine months ended September 30, 2023 as compared to the same periods in 2022, and is expected to continue to be a headwind to our Neighbor Island route revenue during at least the remainder of 2023.

International route passenger revenue increased 90.9% and 146.1% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by increased capacity, which was up 43.6% and 99.4%, respectively. Despite improvements, our International route network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 17.5% and 23.1% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes as international demand recovers to pre-COVID-19 pandemic levels. In addition, we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.
We expect our ASM for the fourth quarter of 2023 to be up approximately 1.5% to 4.5% compared to the same period in 2022. We expect RASM will be down between 10.0% and 13.0% for the fourth quarter of 2023 as compared to the same period in 2022.
Other Operating Revenue

For the three and nine months ended September 30, 2023, Other operating revenue decreased by $15.2 million, or 19.5%, and $36.8 million, or 16.3%, respectively, as compared to the same periods in 2022.

During the three and nine months ended September 30, 2023, Cargo revenue decreased $9.1 million and $18.7 million, respectively, as compared to the same periods in 2022, primarily driven by reduced cargo volumes. Loyalty revenue, primarily comprised of brand and marketing performance obligations, increased $1.4 million and $6.4 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, as a result of increased credit card spend and new cardholder acquisitions. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, decreased during the three and nine months ended September 30, 2023 by approximately $7.5 million and $24.5 million, respectively, as compared to the same periods in 2022.

Operating Expense

Operating expenses were $782.6 million and $2.2 billion during the three and nine months ended September 30, 2023, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2023 compared to the three months ended September 30, 2022		Increase / (decrease) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$42,593	20.6%	$113,421	18.4%
Aircraft fuel, including taxes and delivery	(25,930)	(11.5)	(39,798)	(6.6)
Maintenance, materials and repairs	5,740	9.7	(1,934)	(1.1)
Aircraft and passenger servicing	5,181	12.6	21,393	19.4
Commissions and other selling	(2,810)	(8.6)	4,557	5.6
Aircraft rent	576	2.2	2,840	3.6
Other rentals and landing fees	7,996	20.8	16,552	15.0
Depreciation and amortization	413	1.2	(1,660)	(1.6)
Purchased services	5,299	16.9	13,108	13.7
Special items	(6,303)	(100.0)	(6,303)	(100.0)
Other	5,315	12.3	19,460	17.2
Total	$38,070	5.1%	$141,636	6.8%

Wages and benefits

Wages and benefits expense increased $42.6 million, or 20.6%, and $113.4 million, or 18.4%, during the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods. The increase in wages and benefits expense is primarily attributed to increased headcount and training costs as we prepare for the commencement of our ATSA operations with Amazon, as well as the introduction of our Boeing 787 aircraft (anticipated to commence service in April 2024), scheduled contractual wage increases and increased inflationary and hiring costs. In February 2023, the pilots ratified a new four year collective bargaining agreement (CBA), which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

We expect that wages and benefits will increase during the fourth quarter of 2023, as compared to the same period in 2022, as a result of the amended CBAs we have entered into over the past several years, hiring and training costs associated with the commencement of operations under the ATSA in October 2023 and our Boeing 787 operations beginning in April 2024, and continued inflationary pressures.

Aircraft fuel

Aircraft fuel expense decreased during the three and nine months ended September 30, 2023, as compared to the prior year periods, primarily due to a decrease in the average fuel cost per gallon, offset by increased consumption, as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$200,069	$225,999	(11.5)%	$564,075	$603,873	(6.6)%
Fuel gallons consumed	68,521	63,834	7.3%	199,735	174,744	14.3%
Average fuel price per gallon, including taxes and delivery	$2.92	$3.54	(17.5)%	$2.82	$3.46	(18.5)%

Fuel consumption increased by 7.3% and 14.3% during the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods. The fuel consumption increase was a result of increased operations combined with operational challenges, including runway construction at the Daniel K. Inouye International Airport in Honolulu, Hawai'i, and aircraft up-gauging as a result of supply chain and engine availability issues impacting our A321neo aircraft.

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

Economic fuel expense is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$200,069	$225,999	(11.5)%	$564,075	$603,873	(66.7)%
Realized losses on settlement of fuel derivative contracts	3,867	—	100.0%	8,175	—	100.0%
Economic fuel expense	$203,936	$225,999	(9.8)%	$572,250	$603,873	(5.2)%
Fuel gallons consumed	68,521	63,834	7.3%	199,735	174,744	14.3%
Economic fuel price per gallon	$2.98	$3.54	(15.8)%	$2.87	$3.46	(17.1)%

We expect that fuel gallons consumed will be up between 5.0% to 8.0% during the fourth quarter of 2023 as compared to the same period in 2022.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased $5.7 million, or 9.7%, and decreased $1.9 million, or 1.1%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.

As discussed in the section titled Passenger Revenue, challenges with engine supply for our A321neo fleet has negatively impacted our operations. In response, we have, and continue to receive credits from Pratt & Whitney offsetting Power-by-the-Hour (PBH) expense, and recognized a reduction in maintenance, materials and repairs expense of $7.6 million and $17.5 million during the three and nine-months ended September 30, 2023. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities which was amortized into earnings as contra-maintenance materials and repairs expense during the remainder of the contract period. During the three and nine months ended September 30, 2023, we recognized approximately $0.0 million and $24.1 million, respectively, in amortization. Excluding these reductions, maintenance, materials and repairs expense increased 13.4 million, or 22.5%, and $39.6 million, or 23.2%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily the result of increased rates and utilization associated with our PBH agreements, the timing of scheduled heavy maintenance events and inflationary pressures on costs.

We expect maintenance, materials and repairs expense to increase during the fourth quarter of 2023, as compared to the same period in 2022 as a result of scheduled heavy maintenance events expected in the period and increased PBH costs.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $5.2 million, or 12.6%, and $21.4 million, or 19.4%, for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to higher volume-related expenses associated with increased passenger demand and inflationary pressures. We expect aircraft and passenger service expense to increase during the fourth quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Other rentals and landing fees

Other rentals and landing fees increased by $8.0 million, or 20.8%, and $16.6 million, or 15.0% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the fourth quarter of 2023, as compared to the same period in 2022, as we continue to rebuild international operational capacity.

Purchased services

Purchased services increased by $5.3 million, or 16.9%, and $13.1 million, or 13.7%, for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase in purchased services is primarily related to our increased operations during the three and nine months ended September 30, 2023 as compared to the same periods in 2022. We expect other purchased services expense to increase during the fourth quarter of 2023, as compared to the same period in 2022, as we continue to build international operational capacity.

Other expense

Other expense increased $5.3 million, or 12.3%, and $19.5 million, or 17.2%, for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily related to personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. During the first quarter of 2023, we also recognized a $10.2 million gain on the sale of commercial real estate.

We expect other expense to increase during the fourth quarter of 2023 as we continue to build operational capacity.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $1.8 million, or 24.4%, and $34.8 million, or 64.8%, during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The change in both periods was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, (b) reduction in interest expense as a result of debt reduction activities in 2022, and (c) improvements in our investment portfolio positions, which were offset by a reduction in gains associated with our foreign denominated debt.

Income Taxes

Our effective tax rate was 19.5% and 20.7% for the three and nine months ended September 30, 2023 as compared to 14.0% and 17.8% during the same periods in 2022. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

We expect our tax rate to be approximately 21.0% for the fourth quarter of 2023.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.1 billion as of September 30, 2023, compared to approximately $1.4 billion as of December 31, 2022.

As of September 30, 2023, our current assets exceeded our current liabilities by approximately $185.3 million as compared to $558.0 million as of December 31, 2022. Approximately $699.1 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $2.1 million during the nine months ended September 30, 2023 compared to net cash used in operating activities of $24.1 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. As discussed above, we noted marked improvements in air travel demand during the three and nine months ended September 30, 2023, as compared to the same periods in 2022; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 7.8%, largely due to international travel demand lagging the recovery of domestic travel.

Aircraft Fuel. Fuel expense represented approximately 25.6% and 25.3% of our total operating expense during the three and nine months ended September 30, 2023 compared to 30.4% and 28.9%, respectively during the same periods in 2022. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three and nine months ended September 30, 2023, the average fuel price per gallon decreased 17.5% and 18.5%, respectively, as compared to the same periods in 2022.

Pension and Other Postretirement Benefit Plan Funding. During the three and nine months ended September 30, 2023 and 2022, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2023.

Operating Lease Obligations. As of September 30, 2023, we had $396.9 million of operating lease obligations, which range between approximately $42.0 million to $102.7 million on an annual basis between 2024 and 2027. We have approximately $27.8 million in operating lease obligations during the remainder of 2023.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance PBH, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of September 30, 2023, we had approximately $127.9 million of such obligations, which range from approximately $7.1 million to $27.8 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $61.0 million during the nine months ended September 30, 2023 compared to net cash used in investing activities of $13.9 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the nine months ended September 30, 2023, our purchases and proceeds from the sale and maturity of short-term investments resulted in net cash inflow of $132.3 million as compared to net cash inflow of $5.1 million during the same period in 2022.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures were $213.2 million during the nine months ended September 30, 2023 as compared to $29.7 million in capital expenditures during the same period in 2022, primarily related to predelivery payments toward our Boeing 787-9 aircraft, the first of which is now expected to be delivered in the first quarter of 2024.

As of September 30, 2023, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027

General Electric GEnx spare engines:
Boeing 787-9 spare engines	3	1	Between 2023 and 2027

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $48.8 million for the remainder of 2023, $585.3 million in 2024, $519.2 million in 2025, $425.7 million in 2026, and $249.6 million in 2027.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the Boeing 787-9 aircraft, and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, we received notification from Boeing of a delivery delay for the first aircraft from the scheduled delivery at November 2023 to be delayed until January 2024. Refer to Note 11 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash used in financing activities was $59.8 million during the nine months ended September 30, 2023 compared to net cash used in financing activities of $177.4 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. During the nine months ended September 30, 2023 and 2022, we repaid $58.7 million and $173.3 million of long-term debt and finance lease obligations, respectively. In January 2022, we made the final scheduled principal payment of $45.1 million for our Class B EETC-13 debt obligation and in June 2022, we paid $71.6 million to extinguish our remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional discussion.

Future Debt Obligations. As of September 30, 2023, scheduled maturities of our debt remaining in 2023 were $5.3 million. The scheduled maturities total $43.6 million in 2024, $55.2 million in 2025, $1.3 billion in 2026, $10.6 million in 2027, and beyond 2027, scheduled maturities aggregate to $147.2 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2023, these interest obligations total $17.8 million remaining in 2023, $78.3 million in 2024, $77.4 million in 2025, $22.6 million in 2026, $2.7 million in 2027, and $7.6 million thereafter.

Finance Lease Obligations. As of September 30, 2023, we had $85.1 million of finance lease obligations, which range between approximately $11.3 million to $13.2 million on an annual basis between 2024 to 2027. We have approximately $2.9 million in finance lease obligations during the remainder of 2023.

Return to Shareholders. Pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were restricted from making any stock repurchases or dividend payments through September 30, 2022. We did not repurchase stock or make dividend payments during the three and nine months ended September 30, 2023. Pursuant to the Inflation Reduction Act passed by Congress in August 2022, future stock repurchases will be subject to excise tax.

Undrawn Lines of Credit. As of September 30, 2023, our revolving line of credit remained undrawn and available under our $235.0 million revolving credit facility. In August 2022, we renewed the revolving credit facility for an additional three years, maturing in December 2025.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2023 and December 31, 2022, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of September 30, 2023.

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
•Contract termination amortization. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to early terminate our Amended and Restated Complete Fleet Services Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities to be recognized into earnings over the remaining contract term as contra-maintenance materials and repairs expense. During the three and nine months ended September 30, 2023, we recognized approximately $0.0 million and $24.1 million, respectively, in amortization within Maintenance, materials and repairs in the Consolidated Statements of Operation.

•Special items. During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, which resulted in the recognition of a $6.3 million impairment charge recorded as a Special item in the consolidated statements of operations.

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

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(48,720)	$(0.94)	$(9,269)	$(0.18)	$(159,312)	$(3.09)	$(189,921)	$(3.70)
Adjusted for:
CBA related expense	—	—	—	—	17,727	0.34	4,678	0.09
Contract termination amortization	—	—	—	—	(24,085)	(0.47)	—	—
Special items	—	—	6,303	0.12	—	—	6,303	0.12
Loss (gain) on sale of aircraft	—	—	—	—	392	0.01	(2,578)	(0.05)
Gain on sale of commercial real estate	—	—	—	—	(10,179)	(0.20)	—	—
Interest income on federal tax refund	—	—	—	—	(4,672)	(0.09)	—	—
Changes in fair value of fuel derivative contracts	(6,964)	(0.13)	1,063	0.02	(2,548)	(0.05)	1,063	0.02
Loss on extinguishment of debt	—	—	—	—	—	—	8,568	0.17
Unrealized gain on foreign debt	(4,196)	(0.08)	(9,734)	(0.19)	(18,791)	(0.36)	(41,697)	(0.81)
Unrealized loss on equity securities	2,607	0.05	3,445	0.07	3,149	0.06	22,839	0.44
Tax effect of adjustments	2,344	0.04	497	0.01	7,445	0.15	4,969	0.10
Adjusted net loss	$(54,929)	$(1.06)	$(7,695)	$(0.15)	$(190,874)	$(3.70)	$(185,776)	$(3.62)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$782,596		$744,526		$2,229,135		$2,087,499
Adjusted for:
CBA related expense	—		—		(17,727)		(4,678)
Special items	—		(6,303)		—		(6,303)
Contract termination amortization	—		—		24,085		—
Gain (loss) on sale of aircraft	—		—		(392)		2,578
Gain on sale of commercial real estate	—		—		10,179		—
Operating expenses excluding non-recurring items	$782,596		$738,223		$2,245,280		$2,079,096
Aircraft fuel, including taxes and delivery	(200,069)		(225,999)		(564,075)		(603,873)
Operating expenses excluding aircraft fuel and non-recurring items	$582,527		$512,224		$1,681,205		$1,475,223
Available Seat Miles	5,168,883		4,964,785		15,100,831		13,744,129
CASM - GAAP	15.14	¢	15.00	¢	14.76	¢	15.19	¢
Adjusted for:
CBA related expense	—		—		(0.12)		(0.03)
Special items	—		(0.13)		—		(0.05)
Contract termination amortization	—		—		0.16		—
Gain on sale of aircraft	—		—		—		0.02
Gain on sale of commercial real estate	—		—		0.07		—
Aircraft fuel, including taxes and delivery	(3.87)		(4.55)		(3.74)		(4.40)
CASM excluding aircraft fuel and non-recurring items	11.27	¢	10.32	¢	11.13	¢	10.73	¢

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net Loss	$(48,720)	$(9,269)	$(159,312)	$(189,921)
Income tax benefit	(11,800)	(1,510)	(41,500)	(41,010)
Depreciation and amortization	34,760	34,347	100,775	102,435
Interest expense and amortization of debt discounts and issuance costs	22,597	23,206	68,182	72,760
EBITDA, as reported	(3,163)	46,774	(31,855)	(55,736)
Adjusted for:
CBA related expense	—	—	17,727	4,678
Contract termination amortization	—	—	(24,085)	—
Gain on sale of commercial real estate	—	—	(10,179)	—
Interest income on tax refund	—	—	(4,672)	—
Loss on extinguishment of debt	—	—	—	8,568
Changes in fair value of fuel derivative instruments	(6,964)	1,063	(2,548)	1,063
Unrealized gain on foreign debt	(4,196)	(9,734)	(18,791)	(41,697)
Loss (gain) on sale of aircraft	—	—	392	(2,578)
Special items	—	6,303	—	6,303
Unrealized loss on equity securities	2,607	3,445	3,149	22,839
Adjusted EBITDA	$(11,716)	$47,851	$(70,862)	$(56,560)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Stock Risks
•fluctuations in our share price
•we do not expect to repurchase our common stock or pay dividends on our common stock
•future earnings and earnings per share impacts from fluctuations in the value of the Amazon warrants
•dilution of existing stockholders and market price impacts related to the exercise of our outstanding warrants
•limitations on voting and ownership by non-U.S. citizens in our certificate of incorporation and exclusive forum provisions in our bylaws
•provisions of our certificate of incorporation and bylaws and our agreements with Amazon may delay or prevent a change of control
•Amazon may become a significant stockholder
•the publication of research about us by analysts

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 11.6%, 14.1%, and 21.3% of total revenue during the years ending December 31, 2022, 2021 and 2020, respectively. During the three and nine months ended September 30, 2023, other revenue accounted for 8.6% and 9.2%, respectively, of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturn. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel in general. As a result of the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the three months ended September 30, 2023, our passenger revenue was $664.9 million, up approximately $1.8 million compared to 2022, but down $29.4 million, or 4.2% from the pre-pandemic period in 2019. Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any future pandemic or other public health related travel restrictions, recommendations or other impacts on travel behavior, such as those that occurred during the COVID-19 pandemic, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 8 of the Notes to Consolidated Financial Statements. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and other goods and services we require to operate our business.

Earlier in 2023, concerns arose with respect to the financial condition of certain banking institutions in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. In March 2023, both Silicon Valley Bank (SVB) and Signature Bank (Signature) entered receivership. While we do not maintain accounts with either SVB or Signature, we maintain our cash at other financial institutions in balances that exceed the current Federal Deposit Insurance Corporation insurance limits. If more banks and financial institutions experience financial hardship, enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. While we have seen some increased tourism activity in the state of Hawai'i since the start of the COVID-19 pandemic, we cannot predict if and when tourism levels will be sustained at levels seen prior to the COVID-19 pandemic, particularly with respect to international markets. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally and in Hawai'i specifically. The occurrence of natural disasters, such as wildfires, hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect on our business or financial condition. For example, as a result of the recent wildfires in West Maui, we have experienced a decline in tourism in this region that has adversely impacted our business and financial results. We expect demand for travel to Maui to remain depressed and continue to impact our business and financial results while West Maui continues to rebuild from wildfire devastation. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or impede the recovery of tourism from the COVID-19 pandemic.

Our business is highly dependent on the price and availability of fuel.

Our results, operations, and plans for decarbonization are heavily impacted by the price and availability of jet fuel. The cost of jet fuel remains high and the availability of jet fuel remains volatile. The cost and availability of jet fuel are subject to political, economic, and market factors that are generally outside of our control, including those related to the conflict between Russia and Ukraine. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, sustainable aviation fuel (SAF) production, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, government taxes, regulations and subsidies that change the price or availability of jet fuel, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which could negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of September 30, 2023, we have Japanese Yen denominated debt totaling $125.0 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of September 30, 2023, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of September 30, 2023, there were no holdbacks held by our credit card processors.

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

During the three months ended September 30, 2023, approximately 75.7% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

During the three months ended September 30, 2023, approximately 24.3% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020, which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in May 2023, a maintenance failure caused a power disruption at our Honolulu internet provider, which interrupted our operations and resulted in significant flight delays and, during our transition to the Amadeus Altea Passenger System in April 2023, we experienced intermittent issues, including issues related to our website, mobile and kiosk passenger check-in capability and booking through our website, which could have a significant impact on our operations. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations, financial condition and reputation that may result from system interruptions or system failures.

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
•adverse weather and natural disasters, such as the Maui wildfires;
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

In 2018, Congress passed a five-year funding authorization for the FAA which was scheduled to expire in September 2023, and has been extended through December 31, 2023. The legislative process to renew this authorization (the FAA Reauthorization) could impact us, and the airline industry more generally, in numerous ways. As part of the FAA Reauthorization, Congress could seek to impose new rules or regulations concerning, among other things, customer service and consumer protection, aviation safety, labor requirements, investments in FAA staffing and resources and improvements to the air traffic control system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Reauthorization have the potential to increase our costs or impact our operations.

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

There is increasing global regulatory focus on climate change and emissions of greenhouse gases, including CO2. In particular, the International Civil Aviation Organization (ICAO) has adopted rules such as the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a market-based emissions offset program. Although the U.S. federal government has not yet enacted legislation to mandate that U.S. airlines participate in CORSIA, we are currently monitoring our international emissions for reporting purposes, and such data will be used in calculations to determine subsequent carbon offsetting requirements under the CORSIA program. At this time, we cannot predict the costs of complying with any future obligations under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could increase operating costs in the airline industry and, as a result, adversely affect our operations.

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current Presidential administration launched the Sustainable Aviation Fuel Grand Challenger to scale up the production of SAF, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the U.S. Environmental Protection Agency pressed for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We could also experience significant operational disruption, reduced demand and increased costs as a result of increases in the frequency, severity or duration of natural disasters, such as wildfires, like the August 2023 wildfires in West Maui, and severe weather events, like hurricanes, exacerbated by climate change. Such severe weather events may increase the incidence of delays and cancellations, increase turbulence-related injuries, impact fuel consumption to avoid weather, require repositioning of aircraft to avoid damage or accommodate changed flights, or reduce demand for travel. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Federal budget constraints may adversely affect our industry, business, results of operations and financial position.

Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA, and others. If a failure by the federal government to reach budgetary consensus for fiscal year 2024, or future periods, results in mandatory furloughs and/or other budget constraints, our business and results of operations could be materially negatively impacted, including as a result of actual or potential disruption in the air traffic control system, actual or perceived delays at various airports, and delays in deliveries of new aircraft, which may materially adversely impact our industry, our business, results of operations and financial positions.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Department of the Treasury (the Treasury) and state and local tax authorities. Changes in U.S. tax laws or their interpretations (which may have retroactive application) could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. For example, the U.S. recently enacted the Inflation Reduction Act, which, among other changes, implements a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income of certain companies. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, potentially adversely impacting our business, financial position and results of operations.

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

We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Pratt & Whitney, Rolls Royce) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure, recall or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic and recalls of Pratt & Whitney engines used on our A321neo aircraft due to contamination in the powdered metal used to manufacture certain engine parts. Certain of our suppliers have experienced and continue to experience significant supply chain disruptions. We have experienced delays and part shortages from our suppliers and may experience additional delays and part shortages in the future. These disruptions have and may continue to have a negative impact on our operations, including for example, aircraft out of service due to part unavailability. During 2023, we experienced shortages of Pratt & Whitney engines that resulted in aircraft out of service, and we expect these challenges to continue into 2024 and potentially beyond. We do not yet know the full impact of these operational disruptions resulting from our engine shortages from Pratt & Whitney and its affiliates. We believe that such disruptions have resulted in, and could result in additional reputational harm, increased parts and maintenance costs, increased aircraft down time, and adverse effects on our financial position and results of operations.

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of September 30, 2023, we had the following firm order commitments and purchase rights for additional aircraft:

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

Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $2.0 billion as of September 30, 2023. Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

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

We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of September 30, 2023, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

You should not rely on an investment in our common stock to provide dividend income. Although we have historically issued quarterly dividends and repurchased shares, we do not currently anticipate any future dividends or share repurchases and we cannot provide any assurance that we will initiate any dividend or a share repurchase program again in the future. Accordingly, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. Our decision whether to declare dividends or institute a share repurchase program could be based on, amongst other things, our operating results, financial condition, capital requirements, and general business conditions.

Our future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the Amazon warrants.

The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact our reported earnings measures from time to time. See Note 10 in the accompanying consolidated financial statements of this report for further information about the warrants issued to Amazon.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of September 30, 2023, we believe we were in compliance with the foreign ownership rules.

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

As of September 30, 2023, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $163.0 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of September 30, 2023, Hawaiian had approximately $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $72.8 million and operating lease obligations of $396.9 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under federal Payroll Support Programs, we were prevented from executing stock repurchases through September 30, 2022. We had no stock repurchase activity during the nine months ended September 30, 2023.

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

HAWAIIAN HOLDINGS, INC.

Date:	October 25, 2023	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)