Form 10-K
period 2023-12-31
HAWAIIAN HOLDINGS INC
filed 2024-02-15
CIK 1172222

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $556.1 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter.

    As of February 2, 2024, 51,824,634 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

Table of Contents,

Table of Contents,
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to the Merger (defined below); including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the demand for air travel in the markets in which we operate; anticipated levels of demand and bookings; additional route service; our dependence on tourism; the impact of reduced demand from any one type of customer; our ability to continue to generate sufficient cash to operate; whether or when we may engage in stock repurchases or dividends; changes in our future capital needs; estimations related to our liquidity requirements; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the first quarter and full year of 2024; the timing, fleet, scope and costs of our operations pursuant to the Air Transportation Services Agreement; expectations of the benefits and drawbacks related to exclusivity arrangements with loyalty, co-brand and other partners; expected salary and related costs; expected passenger servicing costs; expected commissions and other selling expenses; expected purchased services and other expenses; estimates for daily cash burn; our expected fleet as of December 31, 2024; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the start date for sustainable aviation fuel deliveries; the impact of inflation on our business; the availability of capital to operate our business, and any efforts to obtain such capital; changes in our fleet plan and related cash outlays; committed capital expenditures; continued investments towards achieving our environmental goals; the estimated timing for certain asset dispositions; estimated financial charges; expected delivery or deferment of new aircraft and engines; the funding of our aircraft orders; the impact of accounting standards on our financial statements; our ability to successfully assert legal defenses in litigation and the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; the effect of fleet changes on our business, operations and cost structure; estimates of fair value measurements; estimates of required funding of, and contributions to our defined benefit pension, other post-retirement plans and disability plans; the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; the impact of new or revised noise abatement procedures at the airports we serve; airport rent rates and landing fees; estimates related to our frequent flyer program; our credit card holdback; our debt or lease obligations and financing arrangements; risk management, credit risks, and air traffic liability; future U.S. and global economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "would," "will," "might," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the Merger, including disruptions in our business caused by the pendency of the Merger; failure to complete the Merger in a timely manner or at all; the requirement to obtain necessary approvals to consummate the Merger; employee attrition; the role of cargo in our business model; the concentration of our cargo business with Amazon (defined below); fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the cost and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai'i; the impact of inflation on the economy, our financial condition and results of operations; the impact of interest rate increases; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; the impact of outstanding warrants on our financial results and the market price of our common stock; our financial liquidity; and the effectiveness of our internal control over financial reporting. The risks, uncertainties, and assumptions referred to above that

Table of Contents,
could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes, and together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 151 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the state of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2023, the latest data available.
At December 31, 2023, our fleet consisted of 19 Boeing 717-200 aircraft for the Neighbor Island routes and 24 Airbus A330-200 aircraft and 18 Airbus A321neo aircraft utilized primarily on our North America and International routes.
On October 20, 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, fuel, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Services under the ATSA began in October 2023 and at the end of 2023, we were operating one aircraft. We anticipate that we will be operating six aircraft under the ATSA by the end of 2024.
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

Table of Contents,
Announcement of Merger with Alaska Air Group

On December 2, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Alaska Air Group, Inc., a Delaware corporation (Alaska), and Marlin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alaska (Merger Sub). Pursuant to the Merger Agreement, Merger Sub will merge with and into Holdings (the Merger), with Holdings surviving as a wholly owned subsidiary of Alaska.
At the effective time of the Merger (the Effective Time), each share of our Common Stock, Series B Special Preferred Stock, Series C Special Preferred Stock, and Series D Special Preferred Stock issued and outstanding immediately prior to the Effective Time, subject to certain customary exceptions specified in the Merger Agreement, will be converted into the right to receive $18.00 per share, payable to the holder in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders; performance by the parties in all material respects of all their obligations under the Merger Agreement; the receipt of required regulatory approvals; and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.
The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.
Flight Operations

Our flight operations are based in Honolulu, Hawai'i. As of December 31, 2023, we operated 221 scheduled flights with:
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
•Scheduled service on our International routes between the state of Hawai'i and Tokyo (Haneda), Tokyo (Narita), Osaka, Fukuoka, and Sapporo, Japan; Sydney, Australia; Auckland, New Zealand; Pago Pago, American Samoa; Papeete, Tahiti; Rarotonga, the Cook Islands; and Seoul, South Korea.
•In addition, we operate various ad hoc charters.
In November 2023, we announced new daily service between Honolulu, Hawai'i and Salt Lake City, Utah, which will commence in May 2024.
Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2023	268,491	$766,133	$2.85	25.5%
2022	239,231	$817,077	$3.42	28.7%
2021	179,494	$363,003	$2.02	21.6%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments. In 2020, we suspended our fuel derivative program as a result of the COVID-19 pandemic. We recommenced the program in 2022.
In addition, the vast majority of our Scope 1 carbon emissions result from jet fuel consumption on our flights, so we believe that transitioning the fuel we use to more sustainable sources is important to achieving our climate-related goals. We have contracted to purchase 50 million gallons of sustainable aviation fuel (SAF) from biofuel company Gevo, Inc., with deliveries to our gateway cities in California expected to start in 2029.
Aircraft Maintenance
Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown, and by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs, and modifications of our aircraft in response to FAA directives.

Table of Contents,
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
Our website is available in English, Japanese and Korean, and offers our customers information on our flight schedules and status, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, and the ability to purchase hotel, car and vacation packages. We also distribute our fares through online travel agencies.
Frequent Flyer Program
The HawaiianMiles frequent flyer program was founded in 1983, and has continued to grow over the years, with approximately 12.3 million total members as of December 31, 2023. Approximately 51% of frequent flyer program members reside in the U.S. mainland, approximately 18% reside in Hawai'i, and the remainder reside within our international markets.
The HawaiianMiles program awards miles based on customer flight miles, providing more generous earning potential on competitive longer haul routes between the U.S. mainland and international cities and Hawai'i. Our members generate approximately 36% of all passenger revenue. Our Pualani Gold and Platinum status levels recognize our top fliers with additional benefits such as priority airport experiences, Premier Club access, seat upgrades and enhanced baggage allowances.
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
The number of free travel awards used for travel on Hawaiian was approximately 874,000 in 2023. The number of free travel awards as a percentage of total revenue passengers was approximately 8% and 7% in 2023 and 2022, respectively. We believe displacement of revenue passengers by passengers using free travel awards is reduced by our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Enhancing our loyalty offering, for HawaiianMiles members who do not reach Pualani elite status, we offer our Premier Club subscription program. Launched over 30 years ago, our subscription service allows members to enjoy free baggage, access to airport clubs, priority check-in and other value adds. With an annual rate of up to $299, Hawaiian is able to generate ancillary revenues while helping to keep future customer purchases on Hawaiian flights.
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
Our marketing alliances with other airlines as of December 31, 2023 were as follows:

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
Competition
The airline industry is highly competitive. We believe that the principal competitive factors in the airline industry are:
•Fares;
•Flight frequency and schedule;
•Customer service;
•On-time performance and reliability;
•Name recognition;
•Marketing affiliations;
•Frequent flyer benefits;
•Aircraft type;
•Change fee waivers;
•Safety record; and
•In-flight services.
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines (AS), American Airlines (AA), Delta Airlines (DL), Southwest Airlines (WN) and United Airlines (UA). Various charter companies also provide non-scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of interisland carriers, which include Mokulele Airlines, Southwest Airlines, and a number of other "air taxi" companies.
International—We are the only provider of direct service between Honolulu, Hawai'i and each of Sapporo, Japan; Fukuoka, Japan; Pago Pago, American Samoa; Papeete, Tahiti; and Rarotonga, the Cook Islands. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.
Employees and Human Capital Management

Our workforce is a key driver to our success.

Table of Contents,
As of December 31, 2023, we had 7,362 active employees, of whom approximately 80.8% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	1,138	March 2, 2027
Cabin crew members	Association of Flight Attendants (AFA)	2,186	April 2, 2025
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	876	February 15, 2027
Clerical	International Association of Machinists and Aerospace Workers - Clerical Division (IAM-C)	1,689	February 15, 2027
Flight dispatch personnel	Transport Workers Union (TWU)	63	April 21, 2027
* Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926 (the Railway Labor Act). Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.

In February 2022, our IAM-M and IAM-C employees ratified a new collective bargaining agreement (CBA), which included scheduled pay rate increases, a signing bonus valued at approximately $2.1 million, improved health benefits and cost sharing, as well as the establishment of Health Retirement Accounts (HRAs) for retirees. During the second quarter of 2022, we recorded approximately $2.6 million in one-time CBA related expenses associated with a voluntary separation program and establishment of the HRA plan.

In April 2022, flight dispatch personnel represented by the Transport Workers Union (TWU) ratified a new CBA. The terms of the new CBA were consistent with those of the IAM discussed above; however, the impact of the TWU CBA is not material to our financial statements.

On July 1, 2022, our collective bargaining agreement with representatives of our ALPA employees became amendable. In February 2023, the pilots ratified a new four-year CBA, which includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

Engagement, Community and Culture

We recognize the importance of having an engaged workforce and seek to retain our employees through competitive compensation and benefits packages and by investing in training, mentoring, and career development.

We engage with our employees through various channels and initiatives, including via our Nā Leo (Our Voice) survey, a regular confidential employee survey that helps measure employee engagement. We review survey feedback with our management, Board of Directors, and company-wide, and we use our findings to help inform decision-making and drive improvements within the company. In 2023, over 4,000 of our employees participated in a day long Purpose and Values immersion learning what living our values looks like in various company roles and in our community.

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

Diversity and Inclusion

Our diversity efforts include participation in career events and conferences for veterans, people with disabilities, women, and underrepresented groups. In 2023, we were proud to lead the U.S. industry with the highest percentage of women pilots at more than 10.8%; well above the 2022 U.S. average of 4.9%. We maintain an affirmative action program that employs evidence-based processes to inform our effort to minimize gender, ethnic/racial, and other bias in hiring and promotional practices. We are committed to creating an inclusive environment where our applicants and employees feel comfortable self-identifying their gender, race, and veteran and disability status. More than 80% of our active workforce identify as diverse based on ethnicity

Table of Contents,
and more than 47% based on gender. We have policies that support inclusion of everyone in our workforce, including all sexual orientations and gender identities or expressions, and we provide inclusive benefits for same- and different-sex spouses. We also support the diversity and interests of our workforce through the following employee resource groups: ASCEND (A Support Community for Employees Nurturing Diverse Abilities), LGBTQA, Network for Black Employees and Allies, Sustainability, Wahine (Women) in Aviation and Veterans.

We take pride in and value the traditional culture of Hawai'i. Our 'ōlelo Hawai'i (Hawaiian language) certification program, which is offered at no cost to our employees, demonstrates our commitment to honor and perpetuate Hawai'i’s rich culture by incentivizing our team members to share Hawai'i’s native language with our guests and each other. We expanded our certification program for crewmembers and made it available for all employees. The 'ōlelo Hawai'i program complements our Ke Kumu project, which consists of employee-led hula and Hawaiian language classes.
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
Civil Reserve Air Fleet Program
The U.S. Department of Defense (DOD) regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the DOD to call on as many as 12 contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. In August 2021, DOD asked us to activate two aircraft under the CRAF program for Stage 1 activation as defined under the program. The activation was completed in September 2021. As of December 31, 2023, none of our aircraft were mobilized under this program.

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

Alaska Air Group Merger Risks
•the pendency of the proposed Merger may cause disruption in our business
•failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition
•to complete the Merger, certain government approvals must be obtained

Table of Contents,
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

Competitive Environment Risks
•the extremely competitive environment in which we operate
•the effect of inflation on our profitability
•the effect of interest rate increases on the fair value of our fixed income investments
•the concentration of our business within Hawai'i
•the competitive advantages held by network carriers in the North America market and our reliance on commercial relationships with other airlines to provide access to Domestic and International routes
•the effect of increased capacity provided by our competitors on our North American and Neighbor Island routes
•the effect of competition from domestic and foreign carriers on our International routes

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

Airline Industry, Regulation and Related Costs Risks
•the substantial operating leverage of the airline industry and other conditions beyond our control
•any inability to maintain adequate facilities and infrastructure at airports within the state of Hawai'i
•substantial seasonal and cyclical volatility of our business
•terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities
•extensive government regulation, new regulations and taxes impacting the airline industry
•climate change, including increased regulation and the impact of severe weather events
•federal budget constraints
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

Table of Contents,
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

ALASKA AIR GROUP MERGER

The pendency of the Merger may cause disruption in our business.

The Merger Agreement restricts us from taking specified actions without Alaska's consent until the Merger is completed or the Merger Agreement is terminated. These restrictions are more fully described in the Merger Agreement. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our business, results of operations and financial condition.

The pendency of the Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including guests, employees and labor groups, suppliers, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

In addition, we have incurred and will continue to incur significant costs, expenses and fees in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. Litigation has been filed in connection with the Merger, and further litigation may arise prior to closing. Defending the litigation could prove costly and time consuming.

Table of Contents,
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. The failure to satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected, including as follows:

•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•we may experience negative reactions from employees, guests, suppliers, communities or other third parties;
•we may be subject to further litigation, which could result in significant costs and expenses;
•management’s focus may be diverted from our day-to-day business operations and from pursuing other opportunities that could have been beneficial to the Company;
•our costs of pursuing the Merger may be higher than anticipated;
•we may have difficulties in attracting and/or retaining key employees; and
•our access to capital markets may be limited and we may experience increased borrowing costs.

If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39,600,000 in connection with the termination of the Merger Agreement. In certain circumstances, Alaska may be required to pay us a termination fee of $100,000,000. Any requirement to pay a termination fee to Alaska may have an adverse effect on our liquidity and results of operations. The receipt of any termination fee from Alaska may not be sufficient to compensate us for all of the expenses incurred, and opportunities forgone, as a result of our pursuit of the Merger.

In order to complete the Merger, the Company and Alaska must obtain certain regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although the Company and Alaska have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required regulatory approvals, there can be no assurance that the relevant approvals will be obtained (including through the expiration of applicable waiting periods). Governmental authorities may also commence litigation against us, Alaska or both to prevent the Merger from occurring. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and Alaska would ultimately be successful.

Additionally, if the Merger is not consummated, our stockholders and holders of RSUs, options, and warrants will not receive the merger consideration that would have been paid at the closing of the Merger.

BUSINESS RISKS

Our agreement with Amazon increases the role of cargo in our business model, which may have negative impacts on our operating results and financial condition.

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 9.4%, 11.6%, and 14.1% of total revenue during the years ending December 31, 2023, 2022 and 2021, respectively. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

Table of Contents,
ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturns. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel in general. As a result of the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the twelve months ended December 31, 2023, our passenger revenue was $2.5 billion, up approximately $124.6 million compared to 2022, but down $137.8 million, or 5.3% from the pre-pandemic period in 2019. Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any future pandemic or other public health related travel restrictions, recommendations, or other impacts on travel behavior, such as those that occurred during the COVID-19 pandemic, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 9 of the Notes to Consolidated Financial Statements. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and other goods and services we require to operate our business.

In 2023, concerns arose with respect to the financial condition of certain banking institutions in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. In March 2023, both Silicon Valley Bank (SVB) and Signature Bank (Signature) entered receivership. While we do not maintain accounts with either SVB or Signature, we maintain our cash at other financial institutions in balances that exceed the current Federal Deposit Insurance Corporation insurance limits. If more banks and financial institutions experience financial hardship, enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and short-term investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Hawai'i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets generally, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. While we have seen some increased tourism activity in the state of Hawai'i since the start of the COVID-19 pandemic, we cannot predict if and when tourism levels will be sustained at levels seen prior to the COVID-19 pandemic, particularly with respect to international markets. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally and in Hawai'i specifically. The occurrence of natural disasters, such as wildfires, hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect on our business or financial condition. For example, as a result of the August 2023 wildfires in West Maui, we have experienced a decline in tourism in this region that has adversely impacted our business and financial results. We expect demand for travel to Maui to remain depressed and continue to impact our business and financial results while West Maui continues to rebuild from wildfire devastation. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or impede the recovery of tourism from the COVID-19 pandemic.

Table of Contents,
Our business is highly dependent on the price and availability of fuel.

Our results, operations, and plans for decarbonization are heavily impacted by the price and availability of jet fuel. The cost of jet fuel remains high and the availability of jet fuel remains volatile. The cost and availability of jet fuel are subject to political, economic, and market factors that are generally outside of our control, including those related to the conflict between Russia and Ukraine and the widening conflict in the Middle East. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, SAF production volume, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, government taxes, regulations and subsidies that change the price or reduce the availability of jet fuel, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which could negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of December 31, 2023, we have Japanese Yen denominated debt totaling $126.8 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

We can offer no assurance that financing we may need in the future will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. In addition, our ability to refinance our existing or

Table of Contents,
future indebtedness as we may need or desire will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. If we cannot obtain financing, we are unable to refinance our existing or future indebtedness, or we cannot obtain financing or refinance our existing or future indebtedness on commercially reasonable or desirable terms, we may default on our existing or future indebtedness and our business and financial condition may be adversely affected.

Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

As of December 31, 2023, we had approximately $1.5 billion in outstanding commercial debt, excluding funds borrowed under the federal Payroll Support Programs (PSP). Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2023 and 2022, there were no holdbacks held by our credit card processors.

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

Table of Contents,
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
During 2023, approximately 79% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North America and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2023, approximately 64% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.
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

Table of Contents,
between the neighbor islands. Any increased competitor capacity that decreases our share of traffic to Hawai'i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2023, approximately 21% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020, which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.
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

Table of Contents,
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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have not experienced a material cybersecurity incident, but we have experienced cybersecurity incidents in the past and we may experience cybersecurity incidents in the future, including incidents through cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, business e-mail compromises, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers' information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

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

Table of Contents,
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
We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in May 2023, a maintenance failure caused a power disruption at our Honolulu internet provider, which interrupted our operations and resulted in significant flight delays and, during our transition to the Amadeus Altéa Passenger Service System in April 2023, we experienced intermittent issues, including issues related to our website, mobile and kiosk passenger check-in capability and booking through our website, which could have a significant impact on our operations. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations, financial condition and reputation that may result from system interruptions or system failures.
We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and their failure to provide adequate products and services or the termination of our third-party agreements could have a potentially adverse effect on our financial results.
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

Table of Contents,
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

Table of Contents,
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

Table of Contents,
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
Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried, and when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, any future reductions in airline passenger traffic as a result of the following or other factors which are largely outside of our control, will likely harm our business, financial condition, and results of operations:
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

Table of Contents,
Our business is subject to substantial seasonal and cyclical volatility.
Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year. Moreover, due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai'i specifically, we have seen significant declines in demand for air travel in fiscal years 2020 through 2023, as compared to the years before the COVID-19 pandemic. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during the months of June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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
In 2018, Congress passed a five-year funding authorization for the FAA which was scheduled to expire in September 2023, and has been extended through March 8, 2024. The legislative process to renew this authorization (the FAA Reauthorization) could impact us, and the airline industry more generally, in numerous ways. As part of the FAA Reauthorization, Congress could seek to impose new rules or regulations concerning, among other things, customer service and consumer protection, aviation safety, labor requirements, investments in FAA staffing and resources and improvements to the air traffic control system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Reauthorization have the potential to increase our costs or impact our operations.
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

Table of Contents,
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

There is increasing global regulatory focus on climate change and emissions of greenhouse gases, including CO2. In particular, the ICAO has adopted rules such as the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a market-based emissions offset program. Although the U.S. federal government has not yet enacted legislation to mandate that U.S. airlines participate in CORSIA, we are currently monitoring our international emissions for reporting purposes, and such data will be used in calculations to determine subsequent carbon offsetting requirements under the CORSIA program. At this time, we cannot predict the costs of complying with any future obligations under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could increase operating costs in the airline industry and, as a result, adversely affect our operations.

In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that may affect global competitors differently. Concerns over climate change may result in the adoption of municipal, state, regional, and federal requirements or in changing business environments that may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs to regulate greenhouse gas emissions. On January 20, 2021, the United States rejoined the Paris Climate Accord and the current Presidential administration has made climate change mitigation an important policy priority. For example, on September 9, 2021, the current Presidential administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of SAF, aiming to reduce greenhouse gas emissions from aviation by 20% by 2030. Additionally, the EPA pressed for ambitious new aircraft greenhouse gas emission standards at international negotiations organized by ICAO in 2022. The current Presidential administration may adopt additional regulatory changes that could impact the airline industry and our business. Moreover, certain airports have adopted, and others could in the future adopt, greenhouse gas emission or climate-neutral goals that could impact our operations or require us to make changes or additional investments in our infrastructure.

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

Table of Contents,
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
From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, despite the removal of COVID-19 vaccine requirements as a condition of employment, we continue to be subject to related civil lawsuits and employee grievances that may give rise to legal liability. We believe we have meritorious defenses and intend to vigorously contest such claims. Resolving or defending legal matters, however, can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.

Table of Contents,
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

As of December 31, 2023, we had net operating loss carryforwards (NOLs) available to reduce future taxable income of approximately $435.0 million for federal income tax purposes that have indefinite carryover and approximately $902.0 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

Our ability to use our NOLs will depend on the amount of taxable income generated in future periods. If our financial results continue to be adversely impacted, there can be no assurance that an increase in the valuation allowance on our net deferred tax assets will not be required in the future. Such valuation allowance could be material. Additionally, due to our ongoing financial recovery, the NOLs may expire before we can generate sufficient taxable income to use them.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an ownership change will occur if there is a cumulative change in our ownership by 5-percent shareholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
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

Table of Contents,
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
As of December 31, 2023, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027
We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. In December 2022, we entered into a supplemental agreement to our Boeing 787-9 purchase agreement with the Boeing Company, pursuant to which (a) we agreed with the Boeing Company to defer the delivery of our Boeing 787-9 aircraft, the first of which we initially expected to receive in the fourth quarter of 2023, with the remaining deliveries scheduled through 2027, and (b) we agreed to exercise purchase options for an additional two Boeing 787-9 aircraft with scheduled delivery dates in 2027. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. In February 2024, we took delivery of our first Boeing 787-9 aircraft under a purchase assignment and leaseback transaction.
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

Table of Contents,
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
Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $2.0 billion at December 31, 2023. Economic and intrinsic triggers, which include the ongoing impact of the COVID-19 pandemic, extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.
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
We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of December 31, 2023, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.
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

Table of Contents,
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

The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact our reported earnings measures from time to time. See Note 15 of the Notes to Consolidated Financial Statements in the accompanying consolidated financial statements of this report for further information about the warrants issued to Amazon.

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

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our certificate of incorporation restricts voting of shares of our common stock by non-U.S. citizens. Our certificate of incorporation provides that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the foreign stock record, would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2023, we believe we were in compliance with the foreign ownership rules.

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

Table of Contents,
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
SECURITIES OFFERINGS RISKS

In connection with the issuance of Hawaiian's enhanced equipment trust certificate, our indebtedness and liabilities could limit the cash flow available for our operations, and consequently expose us to risks that could materially adversely affect the resources available to us and Hawaiian to satisfy our obligations under such certificates.

As of December 31, 2023, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $163.0 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian's other indebtedness becoming immediately payable in full.

Table of Contents,
In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian's operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of December 31, 2023, Hawaiian had approximately $1.6 billion of total indebtedness (excluding finance lease obligations of approximately $70.2 million and operating lease obligations of $386.5 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We remediated the material weakness as of December 31, 2022.

Table of Contents,
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C.    CYBERSECURITY.
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Senior Director, Information Protection & Compliance, who reports to our Chief Information Officer (CIO), to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards, including through the use of automated tools and manual processes, such as vulnerability scanning, penetration tests, and assessments of our technology infrastructure, and regularly train our employees on these safeguards, in collaboration with management, including phishing tests and third party training modules.

We engage assessors, consultants and other third parties in connection with our risk assessment processes. These service providers review our cybersecurity policies, procedures and safeguards and provide feedback to increase the effectiveness of our cybersecurity controls.

Table of Contents,
We require third-party service providers that process personal information on our behalf to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled, "Our actual or perceived failure to protect consumer information or other personal information or confidential information could result in harm to our business."
Governance
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors oversees our cybersecurity risk management. The Company’s Audit and Finance Committee periodically reviews with management the Company’s operational risk exposure related to cybersecurity and information technology and the steps management has taken to monitor and control these exposures, including the Company’s related guidelines and policies.

Our Senior Director, Information Protection & Compliance directly oversees our information security team and has over twenty years of experience in the information security industry and industry certifications, including Certified Information Systems Security Professional and Certified Information Security Manager. Our Senior Director, Information Protection & Compliance and our management committee on cybersecurity, which includes our Chief Executive Officer, Chief Operating Officer, Chief Legal Officer, and CIO are primarily responsible to assess and manage our material risks from cybersecurity threats. This same group oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.

The processes by which our Senior Director, Information Protection & Compliance and our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following: bimonthly management committee on cybersecurity meetings, formal e-mail notifications, and CIO updates as part of regular Executive Officer meetings.

Our management team provides the Audit and Finance Committee with quarterly briefings regarding enterprise risks, and reviews enterprise risks with the Board of Directors on an annual basis. Cybersecurity risks are included in these reviews, and our Senior Director, Information Protection & Compliance, CIO and representatives from our management committee on cybersecurity periodically provide more detailed cybersecurity-focused briefings to the Audit and Finance Committee and Board of Directors regarding cybersecurity risks and activities, including notable recent cybersecurity incidents and related responses.

ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2022 and 2023, and expected fleet as of December 31, 2024 (based on existing executed agreements as of December 31, 2023):

	December 31, 2022			December 31, 2023			December 31, 2024 (Expected)			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (5)	Owned (6)	Total	Leased (5)	Owned (6)	Total	Leased (5)	Owned (6)	Total
A330-200	12	12	24	12	12	24	12	12	24	278	9.5
A330-300F (1)	—	—	—	1	—	1	6	—	6	—	N/A
A321neo	4	14	18	4	14	18	4	14	18	189	4.0
787-9 (2)	—	—	—	—	—	—	1	2	3	300	N/A
717-200 (3)	5	14	19	4	15	19	—	19	19	128	20.7
ATR 42-500 (4)	—	2	2	—	—	—	—	—	—	48	18.6
ATR 72-200 (4)	—	1	1	—	—	—	—	—	—	—	31.8
Total	21	43	64	21	41	62	23	47	70

Table of Contents,
(1)A330-300F aircraft to be utilized under the ATSA with Amazon. Operations under the ATSA commenced on October 2, 2023. As discussed above, the ATSA provides for the operation of 10 aircraft with customer options to expand the fleet.
(2)In February 2024, we took delivery of our first Boeing 787-9 aircraft under a purchase assignment and leaseback transaction. The aircraft is anticipated to be placed into revenue service in April 2024.
(3)In December 2023, we entered into an agreement to purchase one 717-200 aircraft that was under a lease agreement. We anticipate purchasing the remaining four leased aircraft in the first quarter of 2024.
(4)The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft were owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. In the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. and committed to a plan to dispose of the aircraft and related asset group. The asset group has been classified as assets held for sale on the Consolidated Balance Sheets. As of October 31, 2023, we completed the sale of the ATR 42-500 turboprop and ATR 72-200 turboprop aircraft. We anticipate completing the sale of remaining aircraft parts in the first half of 2024.
(5)Leased aircraft include aircraft under finance and operating leases. See Note 10 to the Notes to Consolidated Financial Statements for further discussion regarding our aircraft leases.
(6)Includes unencumbered aircraft as well as those purchased and under various debt financing.
At December 31, 2023, we had 12 aircraft on order scheduled for delivery through 2027:

Delivery Year	B787-9 Aircraft (1)
2024	3
2025	4
2026	3
2027	2
12

(1)In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 8 aircraft with scheduled deliveries between 2021 to 2025. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the B787-9 aircraft, the first of which we initially expected to receive in the fourth quarter of 2023 with the remaining deliveries scheduled through 2027, as reflected in the table above, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries would be delayed by a couple of months. In February 2024, we took delivery of our first Boeing 787-9 aircraft under a purchase assignment and leaseback transaction. We are currently exploring financing options for upcoming Boeing 787-9 deliveries.
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
The table below sets forth the airport locations to which we have access pursuant to various agreements as of December 31, 2023:

Table of Contents,

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Long Beach Airport	Long Beach	California
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Ontario International Airport	Ontario	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
San Bernardino International Airport	San Bernardino	California
Cincinnati/Northern Kentucky International Airport	Boone County	Kentucky
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Ellison Onizuka Kona International Airport	Kailua-Kona	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Boston Logan International Airport	Boston	Massachusetts
Harry Reid International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Austin-Bergstrom International Airport	Austin	Texas
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	SeaTac	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Sydney International Airport	Sydney	Australia
Rarotonga International Airport	Rarotonga	Cook Islands
Haneda International Airport	Tokyo	Japan
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
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
Holders
There were 651 stockholders of record of our common stock as of February 2, 2024, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
Our receipt of financial assistance under the federal government's Payroll Support Programs precluded us from making any further dividend payments through September 30, 2022. We did not make any dividend payments during the twelve months ended December 31, 2023, 2022, and 2021.
U.S. law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2023, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the NYSE ARCA Airline Index from December 31, 2018 to December 31, 2023. The comparison assumes $100 was invested on December 31, 2018 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

Table of Contents,

$200
$150
$100
$50
$0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
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
ITEM 6.    RESERVED.

Table of Contents,
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations and is focused on our 2023 and 2022 financial results, including comparisons of year-over-year performance between these years. Discussion and analysis of our 2021 fiscal year, as well as the year-over-year comparison of our 2022 financial performance to 2021, is located in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 15, 2023.
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
2023 Financial Overview

•During 2023, operating revenue was $2.7 billion, an increase of $75.0 million, or 2.8%, as compared to 2022. During 2023, capacity (as measured in Available Seat Miles (ASMs)) was up 8.4%, while Revenue Passenger Miles (RPM) increased 12.9%, as compared to 2022, driven by improving demand on our international routes.

•Our operating loss during 2023 was $293.7 million, as compared to an operating loss of $210.1 million during 2022.

•GAAP net loss in 2023 was $260.5 million, or $5.05 per diluted share, compared to a net loss of $240.1 million, or $4.67 per diluted share in 2022.

•Unrestricted cash, cash equivalents and short term investments was $0.9 billion as of December 31, 2023.

Proposed Merger with Alaska Air Group
On December 2, 2023, we entered into a Merger Agreement with Alaska and Merger Sub, pursuant to which, subject to satisfaction or waiver of conditions therein, Merger Sub will merge with and into Holdings, with Holdings surviving as a wholly owned subsidiary of Alaska.
At the effective time of the Merger (the Effective Time), each share of our common stock, Series B Special Preferred Stock, Series C Special Preferred Stock, and Series D Special Preferred Stock issued and outstanding immediately prior to the Effective Time, subject to certain customary exceptions specified in the Merger Agreement, will be converted into the right to receive $18.00 per shares, payable to the holder in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders; performance by the parties in all material respects of their obligations under the Merger Agreement; the receipt of required regulatory approvals; and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.

The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.

Amazon Air Transportation Services Agreement

On October 20, 2022, we and the Customer entered into the ATSA under which we will provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. We supply flight crews, fuel, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer pays us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer reimburses us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. As part of the ATSA, the Company received $11.5 million toward start-up costs

Table of Contents,
which has been recorded in Other Liabilities in the Consolidated Balance Sheet. The deferred up-front payment will be amortized into revenue on a pro-rata basis over the term of the contract.

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

Services under the ATSA commenced in October 2023. As of the end of 2023, we were operating a single aircraft. We anticipate operations increasing to six aircraft by the end of 2024.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2023	2022	2021
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	10,876	9,995	6,515
Revenue passenger miles (RPM)	16,860,663	14,932,750	9,979,848
Available seat miles (ASM)	20,196,230	18,636,466	14,411,410
Passenger revenue per RPM (Yield)	14.59 ¢	15.64 ¢	13.74 ¢
Passenger load factor (RPM/ASM)	83.5%	80.1%	69.2%
Passenger revenue per ASM (PRASM)	12.18 ¢	12.53 ¢	9.51 ¢
Total Operations (a) :
Revenue passengers flown	10,879	10,015	6,543
Revenue passenger miles (RPM)	16,864,998	14,964,500	10,054,062
Available seat miles (ASM)	20,204,497	18,684,642	14,535,425
Operating revenue per ASM (RASM)	13.44 ¢	14.14 ¢	10.98 ¢
Operating cost per ASM (CASM)	14.90 ¢	15.26 ¢	11.55 ¢
CASM excluding fuel and non-recurring items (b)	11.29 ¢	10.78 ¢	11.20 ¢
Aircraft fuel expense per ASM (c)	3.79 ¢	4.37 ¢	2.50 ¢
Revenue block hours operated	211,019	195,361	157,236
Gallons of jet fuel consumed	268,491	239,231	179,494
Average cost per gallon of jet fuel (actual) (c)	$2.85	$3.42	$2.02
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
(c)Includes applicable taxes and fees.

Table of Contents,
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. We record passenger revenue when the transportation is provided or when scheduled flights for tickets are expected to expire unused. We measure capacity in terms of ASM, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. Typically, we strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of cargo revenue, incidental services revenue, marketing component related to the sale of frequent flyer miles, and contract services.
Operating revenue was approximately $2.72 billion, $2.64 billion and $1.60 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Operating revenue was severely impacted beginning in early 2020 as a result of the COVID-19 pandemic. Although passenger travel demand continues to improve, demand and capacity remain below pre-pandemic levels, predominantly in our international markets as further discussed below.
2023 vs. 2022
Passenger Revenue
Passenger revenue increased by $124.6 million, or 5.3%, in the year ended December 31, 2023, as compared to the prior year. Details of this change are described in the table below:

		Increase (Decrease) vs. Year Ended December 31, 2022
	Year Ended December 31, 2023	Passenger Revenue	Yield	RPMs	ASM	PRASM
	(in millions)
Domestic	$1,928.7	(6.9)%	(4.9)%	(2.2)%	(3.3)%	(3.7)%
International	531.3	102.3%	(13.6)	133.5	71.9	17.3
Total scheduled	$2,460.0	5.3%	(6.7)%	12.9%	8.4%	(2.8)%
Domestic passenger revenue decreased by $143.3 million, or 6.9%, as compared to 2022, on a capacity reduction, as measured in ASM, of 3.3%. Demand on our domestic network has surpassed pre-COVID-19 pandemic levels, with domestic passenger revenue up 0.4% during 2023, as compared to the same period in 2019, primarily driven by the strength of our North America traffic. This recovery has been negatively impacted, however, by engine shortages from Pratt & Whitney and its affiliates, which announced in July 2023 that a significant portion of the PW110G-JM engine fleet, including several engines utilized by Hawaiian, would require accelerated removals and inspections. This unanticipated time out of service resulted in lower-than-expected capacity growth in 2023 and we anticipate that we will continue to experience operational disruptions from our engine shortages from Pratt & Whitney into 2024 and potentially beyond.

Our Neighbor Island traffic, which accounted for approximately 14.9% of total Domestic passenger revenue during 2023, continued to face increased competitive pressures with additional capacity in the market combined with the low priced Neighbor Island route fares. Furthermore, on August 8 2023, the Island of Maui was devastated by wildfires, which decimated the historic town of Lahaina, a popular tourist destination. In the immediate aftermath, there was a sharp decline in passenger traffic to the island of Maui and an increase in passenger ticket refunds in the aftermath of the fires. With many areas of the island not impacted by the wildfires and portions of West Maui reopening for tourism on October 8, 2023, demand for travel to Maui is recovering, but remained below historic levels through the fourth quarter of 2023 and is expected to remain depressed into 2024. The impact of these events has led to a decline in Neighbor Island route revenue yield of 10.9% during 2023 as compared to 2022, and is expected to continue to be a headwind to our Neighbor Island route revenue during the first half of 2024.
International passenger revenue increased $267.9 million, or 101.7%, during 2023 as compared to 2022, on capacity growth of 71.9% as a result of the recommencement of scheduled international passenger flights. Despite these improvements, our international network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 21.5% in 2023, as compared to the same period in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes as international demand recovers to pre-COVID-19 pandemic levels. In addition, we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.

Table of Contents,
Other Operating Revenue
Other operating revenue decreased by $49.5 million, or 16.2%, in the year ended December 31, 2023, as compared to the prior year, primarily driven by decreases in our cargo and other miscellaneous revenue, partially offset by an increase in loyalty revenue.
Cargo revenue decreased $26.4 million during 2023 as compared to the prior year, resulting from decreased volumes. Other components in Other operating revenue include, but are not limited to, ground handling and contract services, other freight services, and miscellaneous revenue, collectively decreased during 2023 by approximately $26.1 million as compared to the prior year, primarily attributed to decreased volumes and reduction in contract service operations. The decrease was partially offset by an increase in loyalty revenue, primarily comprised of brand and marketing performance obligations, which increased $3.0 million during 2023, as compared to the prior year, as a result of increased credit card spend and new cardholder acquisitions.
Operating Expenses
During the year ended December 31, 2023, total operating expense increased $0.2 billion or 5.6% to $3.0 billion as compared to 2022. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2023 as compared to year ended December 31, 2022
	$	%
	(in thousands)
Operating expenses:
Aircraft fuel, including taxes and delivery	$(50,944)	(6.2)%
Wages and benefits	118,387	14.2
Aircraft rent	5,895	5.7
Maintenance materials and repairs	8,143	3.4
Aircraft and passenger servicing	24,148	15.8
Commissions and other selling	3,289	2.9
Depreciation and amortization	(2,554)	(1.9)
Other rentals and landing fees	24,228	16.5
Purchased services	15,472	12.0
Special items	(8,242)	(43.8)
Other	20,816	12.8
Total	$158,638	5.6%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The increase in aircraft fuel expense is illustrated in the following table:

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$766,133	$817,077	(6.2)%
Fuel gallons consumed	268,491	239,231	12.2%
Average fuel price per gallon, including taxes and delivery	$2.85	$3.42	(16.7)%
We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as GAAP fuel expense, including taxes and delivery, plus realized (gains)/losses on settlement of fuel derivative contracts in the period. As of December 31, 2023, we have hedged, through the purchase of fuel derivative instruments, approximately 30% of our projected fuel requirements for 2024.

Table of Contents,
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2023	2022	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$766,133	$817,077	(6.2)%
Realized losses on settlement of fuel derivative instruments	10,923	401	2,623.9%
Economic fuel expense	$777,056	$817,478	(4.9)%
Fuel gallons consumed	268,491	239,231	12.2%
Economic fuel costs per gallon	$2.89	$3.42	(15.5)%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits
Wages and benefits expense increased by $118.4 million, or 14.2%, in the year ended December 31, 2023, as compared to the prior period. The increase in wages and benefits expense is primarily attributed to (a) increased headcount and training costs as we prepared for the commencement of our ATSA operations with Amazon, the introduction of our Boeing 787 aircraft (anticipated to commence operations in April 2024),and improving demand from our international operations, predominantly Japan, (b) scheduled contractual wage increases and (c) increased inflationary and hiring costs. In February 2023, the pilots ratified a new four year collective bargaining agreement (CBA), which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

We expect that wages and benefits expense will increase in the first quarter of 2024 as compared to the same period in 2023 as a result of (a) our current headcount relative to the first quarter of 2023 commensurate with our continued international recovery, expansion of cargo operations under the Amazon ATSA and preparation for introduction of our first Boeing 787-9 aircraft into revenue service in April 2024, (b) scheduled rate increases under CBAs, and (c) inflationary pressures and hiring costs.
Maintenance materials and repairs
Maintenance materials and repairs increased $8.1 million, or 3.4%, during the year ended December 31, 2023, as compared to the prior year.
As discussed above in the subsection titled Passenger Revenue, challenges with engine supply for our A321neo fleet has negatively impacted our operations. In response, we have, and continue to receive credits from Pratt & Whitney offsetting Power-by-the-Hour (PBH) expense, and recognized a reduction in maintenance, materials and repairs expense of $18.6 million during 2023. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities which was amortized into earnings as contra-maintenance materials and repairs expense during the remainder of the contract period (April 2023). Excluding these reductions, maintenance, materials and repairs expense increased 50.8 million, or 21.5% during 2023, as compared to the same period in 2022, primarily the result of increased rates and utilization associated with our PBH agreements, upgauging of aircraft to supplement A321neo aircraft that were out of revenue service due to engine availability issues noted above, the timing of scheduled heavy maintenance events and inflationary pressures on costs.
We expect maintenance, materials and repairs expense to increase during the first quarter of 2024, as compared to the same period in 2023 as a result of scheduled heavy maintenance events expected in the period, increased PBH costs, and incremental costs attributed to the upgauging of aircraft to supplement our A321neo fleet.
Aircraft and passenger servicing
Aircraft and passenger servicing expense increased by $24.1 million, or 15.8%, for the year ended December 31, 2023 as compared to the prior year. The increase is primarily due to increased capacity, as discussed above, and passengers flown, which increased 8.6% in 2023, as compared to 2022. We expect aircraft and passenger servicing expense to increase in the first quarter of 2024, as compared to the same period in 2023 as a result of increased operations as we continue to rebuild our international operations to pre-COVID-19 pandemic levels.
Other rentals and landing fees

Table of Contents,
Other rentals and landing fees increased by $24.2 million, or 16.5%, for the year ended December 31, 2023 as compared to the prior year. A significant portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers, which were up in 2023 as we continued our post-COVID-19 recovery. We expect other rentals and landing fees expense to increase in the first quarter of 2024, as compared to the same period in 2023, as we continue to rebuild international operational capacity and passenger travel demand to pre-COVID-19 pandemic levels, inflationary pressures and increased infrastructure projects at various airports in which we operate, the costs of which are passed onto airlines.
Purchased Services
Purchased services expense increased by $15.5 million, or 12.0%, for the year ended December 31, 2023 as compared to the prior year. The increase in purchased services was primarily related to the increased operations during the year. We expect purchased services to increase in the first quarter of 2024 as compared to the same period in 2023 as we continue to build our operations, predominantly international travel, to pre-COVID-19 pandemic levels.
Special items
During the year ended December 31, 2023, we recorded $10.6 million in Special items as a result of expenses related to our merger with Alaska, primarily consisting of legal, advisory, and other fees. Refer to the Proposed Acquisition by Alaska Air Group subsection above for additional information on the proposed Merger.
During the year ended December 31, 2022, we recorded $18.8 million in Special items as follows:
•During the fourth quarter of 2022, we entered into a MOU with our third-party service provider to early terminate our Amended CFS, which was originally scheduled to run through December 2027, and instead terminated in April 2023. Upon execution of the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.
•During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions, which resulted in the recognition of a $6.3 million impairment charge.
Other expense
Other expense increased by $20.8 million, or 12.8%, for the year ended December 31, 2023, as compared to the prior year. The increase was primarily attributed to our continued post-COVID-19 recovery, including personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. We expect other expense to increase during the first quarter of 2024 as compared to 2023 as we continue to rebuild operational capacity to pre-COVID-19 pandemic levels.
Nonoperating expense, net
Net nonoperating expense decreased by $49.7 million in the year ended December 31, 2023, as compared to the prior year. The decrease in expense was attributed to (a) increased generation of interest income commensurate with the expansion of our investment portfolio into higher risk, higher yielding investments, (b) reduction in interest expense as a result of debt reduction initiatives, and (c) the recognition of $0.6 million in realized and unrealized (net) investment losses in 2023 as compared to net investment losses of $43.1 million in 2022. Refer to Note 9 in the Notes to Financial Statements for additional discussion. These decreases were offset by the increases in realized and unrealized losses associated with our debt instruments denominated in Japanese Yen and fuel derivative instruments. Additionally, in 2023, we recognized $6.6 million related to net periodic benefit expense in comparison to a credit of $5.1 million in 2022.

Income Tax Expense

Our effective tax rate was 20.5% for the year ended December 31, 2023, compared with 18.3% for the prior year. The effective tax rate for 2023 represented a blend of federal and state taxes and included the impact of the $9.4 million valuation allowance reserve against capital losses and state deferred tax assets. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion.

Liquidity and Capital Resources

Cash, cash equivalents (excluding restricted cash) and short-term investments totaled approximately $0.9 billion as of December 31, 2023, compared to $1.4 billion as of December 31, 2022.

Table of Contents,
As of December 31, 2023, our current assets exceeded our current liabilities by approximately $25.5 million as compared to $558.0 million as of December 31, 2022. Approximately $633.3 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because (a) we have never experienced an unprecedented event like the COVID-19 pandemic, impacting global travel and, as a consequence, our ability to predict full recovery from the COVID-19 pandemic is uncertain, (b) the future impact of inflationary costs and pressures on our business is uncertain, and (c) the impact of competitive pricing and pressures on our business is difficult to predict. However, we expect to meet our liquidity needs for the next twelve months with cash and cash equivalents (excluding restricted cash), short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Cash Flow and Uses of Liquidity
Operating Activities

Net cash used in operating activities was $160.0 million in the year ended December 31, 2023 compared to net cash used in operating activities of $57.8 million in the prior year. Our operating cash flows are impacted by the following factors:
Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons.
Fuel. During the years ended December 31, 2023 and 2022, fuel expense represented approximately 25.5% and 28.7%, respectively, of our total operating expense. As reflected in the increase in percentage, the market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. We expect fuel consumption to increase in the first quarter of 2024 as compared to the same period in 2023.
Pension and Other Postretirement Benefit Plan Funding. We sponsor a defined pension plan covering eligible pilots and retirees. This plan is closed to new entrants and frozen for future benefit accruals. Additionally, we sponsor four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits. As of December 31, 2023, the excess of the projected benefit obligations over the fair value of plan assets was approximately $148.4 million. We contributed $4.0 million and $4.1 million to our disability plan in 2023 and 2022, respectively.
During the years ended December 31, 2023 and 2022, we were not required to, and did not make, contributions to our defined benefit pension plan. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and funding status, we do not anticipate requiring any cash contributions to our defined benefit plan through at least 2024. For our pilot's disability plan, we anticipate annual contributions to the plan of approximately $4.5 million between 2023 and 2027.
Operating Lease Obligations. As described further in Note 10 of the Notes to the Consolidated Financial Statements, as of December 31, 2023 we had a total of $386.5 million of minimum operating lease obligations. These minimum lease payments range from approximately $29.7 million to $104.7 million on an annual basis over the next five years.
Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of December 31, 2023, we had approximately $123.7 million of such obligations, which range from approximately $2.8 million to $58.2 million on an annual basis over the next five years.
Investing Activities
Short-Term Investments. During 2023, we generated cash of approximately $422.3 million through sales and maturity of positions (net of purchases) within our short-term investments portfolio to support operational and capital needs. See Note 6 of the Notes to the Consolidated Financial Statements for further information on these investments.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications and technology enhancements. Our capital expenditures increased to $290.2 million in 2023 as compared to $47.5 million in 2022. We expect that we will have capital expenditures between approximately $500.0 million and $550.0 million in 2024, primarily for aircraft, including advance deposit payments for future aircraft deliveries and aircraft modifications, along with facility upgrades and technology enhancements. We expect that the capital expenditures in 2024 will be funded through available

Table of Contents,
liquidity and cash flows from operations. We have committed to future aircraft purchases, with scheduled deliveries between 2024 and 2027 as reflected below.
As of December 31, 2023, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027
General Electric GEnx spare engines:
B787-9 spare engines	3	1	Between 2023 and 2027
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $476 million in 2024, $630 million in 2025, $426 million in 2026, $253 million in 2027, and $0 million in 2028.
In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2021, we received notification of further delivery delays, and we agreed to defer delivery of our first two aircraft from the scheduled delivery date at the end of 2022. In December 2022, we entered into a supplemental agreement to our purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the B787-9 aircraft, the first of which we initially expected to be delivered in the fourth quarter of 2023 with additional deliveries scheduled through 2027, and (b) agreed to exercise purchase options for an additional two B787-9 aircraft. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. In February 2024, we took delivery of our first Boeing 787-9 aircraft under a purchase assignment and leaseback transaction. The aircraft is anticipated to be placed into revenue service in April 2024. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional discussion.

In order to complete the purchase of these aircraft and fund related costs, we may need to secure acceptable financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. Financing may be necessary to satisfy our capital commitments for firm order aircraft and other related capital expenditures.We can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to us on acceptable terms when necessary or at all.
Financing Activities
Debt Obligations.
As of December 31, 2023 our total debt was $1.6 billion, compared to $1.6 billion as of December 31, 2022.
In February 2021, we completed the issuance of $1.2 billion in 5.75% senior secured notes, which are collateralized by our loyalty program and intellectual property. The Notes require quarterly interest payments and mature in January 2026. See above and Note 9 of the Notes to the Consolidated Financial Statements for more information on the offering.
During the years ended December 31, 2023 and 2022, we repaid approximately $66.7 million and $184.3 million in scheduled debt repayments. As described in Note 9 of the Notes to the Consolidated Financial Statements, as of December 31, 2023, scheduled maturities of our debt from 2024 through 2026 are approximately $45.0 million, $57.6 million, and $1,338.7 million annually, respectively. In 2026, our loyalty offering matures, resulting in scheduled debt repayment of $1.2 billion. Scheduled repayments in 2027 and 2028 are approximately $11.3 million, respectively. As of December 31, 2023, scheduled maturities after 2028 are equal to $137.9 million in the aggregate. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2023, these interest obligations total $78.4 million in 2024, $77.4 million in 2025, $22.6 million in 2026, $2.7 million in 2027, $2.6 million in 2028, and $5.1 million thereafter.
Finance Lease Obligations. As described further in Note 10 of the Notes to the Consolidated Financial Statements as of December 31, 2023, we had a total of $70.2 million of minimum finance lease obligations. These minimum lease payments range from approximately $11.3 million to $12.9 million on an annual basis over the next five years.
Undrawn Lines of Credit. As of December 31, 2023, we had approximately $235.0 million undrawn and available under our revolving credit facility which matures in December 2025. Refer to Note 9 of the Notes to the Consolidated Financial Statements for more information.

Table of Contents,
Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2023 and 2022, there were no holdbacks held with our credit card processors. In the event of a material adverse change in our business, the holdback could increase to an amount up to 100% of the applicable credit card activity for all unflown tickets, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Covenants. We are in compliance with covenants in our debt and lease agreements at December 31, 2023.

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
◦In January 2022, we reached a tentative agreement with our IAM-M and IAM-C employees. In February 2022, employees represented by the IAM-M and IAM-C ratified a new CBA, which included a one-time signing bonus of $2.1 million, which was recorded in Wages and benefits during the first quarter of 2022. During the second quarter of 2022, we and the IAM completed a separation program under the CBA and recognized a $2.6 million one-time expense, which was recorded in Wages and benefits in the Consolidated Statements of Operations.
•Employee retention credit (ERC). In the fourth quarter of 2023, we received a $32.5 million employee retention credit under the CARES Act, which was recorded in Wages and benefits in the Consolidated Statements of Operations. In addition, we received $1.8 million in interest income in connection with the ERC, which was recorded in Interest income in the Consolidated Statements of Operations.
•Contract termination amortization. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to early terminate our Amended and Restated Complete Fleet Services Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, but was terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized as a special item in fiscal year 2022. During the twelve months ended December 31, 2023, we recognized approximately $24.1 million over the remaining contract term as contra-maintenance materials and repairs expense and recorded the amortization within Maintenance, materials and repairs in the Consolidated Statements of Operations.
•Special items.
During the year ended December 31, 2021, we recognized approximately $9.0 million of Special items expense, comprised of the following:
◦During the second quarter of 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a CPA with a third-party carrier. The asset group met the requirements for, and was reclassified as Held-for-Sale on the Consolidated Balance Sheets. We fair valued the asset group resulting in the write-down of approximately $6.4 million. Additionally, we recorded an early termination charge associated with the CPA of approximately $2.6 million.

Table of Contents,

During the year ended December 31, 2022, we recognized approximately $18.8 million of Special items expense, comprised of the following:

◦During the third quarter of 2022, we estimated the fair value of our remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions, which resulted in the recognition of a $6.3 million impairment charge as a Special Item in the Consolidated Statements of Operations.

▪During the fourth quarter of 2022, we entered into an MOU with our third-party service provider to early terminate our Amended CFS. The Amended CFS was originally scheduled to run through December 2027, but terminated in April 2023. In connection with the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.

During the year ended December 31, 2023, we recorded $10.6 million in Special items related to expenses related to our merger with Alaska Air Group, primarily consisting of legal, advisory, and other fees. Refer to Proposed Acquisition by Alaska Air Group section above for additional information on the proposed merger.
•Government grant recognition. During the year ended December 31, 2021, we recognized $320.6 million in contra-expense related to grant proceeds from the federal government's Payroll Support Programs. The grant proceeds were recognized in proportion to estimated Wages and benefits expense over the period the grant covers. We utilized all proceeds under the federal government's Payroll Support Programs as of December 31, 2021.
•Loss (gain) on sale of aircraft. During the second quarter of 2023, we completed the sale of one ATR-42 aircraft and recognized a loss of approximately $0.4 million. During the second quarter of 2022, we sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the Consolidated Statements of Operations.
•Gain on sale of commercial real estate. In February 2023, we entered into an agreement for the sale of our commercial real estate and recognized a gain on the transaction of $10.2 million, which was recorded in Other operating expense in the Consolidated Statements of Operations.
•Interest income on federal tax refund. In March 2023, we received $4.7 million in interest in connection with a $66.8 million federal tax refund received related to fiscal year 2018. The interest was recorded in Interest income in the Consolidated Statements of Operations. In December 2023, we received $1.8 million in interest income in connection with the ERC, which was recorded in Interest income in the Consolidated Statements of Operations.
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
•Loss on extinguishment of debt. During the second quarter of 2022, the Company recognized an $8.6 million loss on the extinguishment of its remaining outstanding Series 2020-1A and Series 2020-1B Equipment Notes. Losses on the extinguishment of debt are excluded to allow investors to better analyze our core operational performance and more readily compare our results to other results in the periods presented below.
•Unrealized gain on foreign debt. Change in unrealized losses (gains) on foreign debt are based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•Unrealized gain on non-designated foreign exchange positions. Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This adjustment includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

Table of Contents,
•Unrealized loss (gain) on equity securities. Unrealized loss on equity securities and gains on derivative instruments in our investment portfolio are driven by changes in market prices and currency fluctuations, which are recorded in Other nonoperating expense in the Consolidated Statements of Operations.
We believe that excluding such Special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2023		2022		2021
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net loss, as reported	$(260,494)	$(5.05)	$(240,081)	$(4.67)	$(144,773)	$(2.85)
Adjusted for:
CBA related expense	17,727	0.34	4,678	0.09	—	—
Employee retention credit (ERC)	(32,516)	(0.63)	—	—	—	—
Contract termination amortization	(24,085)	(0.47)	—	—	—	—
Special items	10,561	0.21	18,803	0.37	8,983	0.18
Government grant recognition	—	—	—	—	(320,645)	(6.32)
Loss (gain) on sale of aircraft	392	0.01	(2,578)	(0.05)	—	—
Gain on sale of commercial real estate	(10,179)	(0.20)	—	—	—	—
Interest income on federal tax refund	(6,492)	(0.13)	—	—	—	—
Changes in fair value of fuel derivative contracts	1,696	0.03	2,640	0.05	(382)	(0.01)
Loss on extinguishment of debt	—	—	8,568	0.17	38,889	0.77
Unrealized gain on foreign debt	(11,668)	(0.22)	(26,196)	(0.51)	(27,593)	(0.54)
Unrealized gain on non-designated foreign exchange positions	—	—	—	—	(1,352)	(0.03)
Unrealized loss (gain) on equity securities	(10,755)	(0.21)	24,949	0.49	—	—
Tax effect of adjustments	12,269	0.24	(1,242)	(0.02)	63,441	1.25
Adjusted net loss	$(313,544)	$(6.08)	$(210,459)	$(4.08)	$(383,432)	$(7.55)

Operating Costs per Available Seat Mile (CASM)

We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and Special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and Special items (if applicable) to measure and monitor its costs. CASM and CASM excluding fuel and non-recurring items are summarized in the table below:

Table of Contents,

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except CASM data)
GAAP operating expenses	$3,009,959		$2,851,321		$1,679,148
Adjusted for:
CBA related expense	(17,727)		(4,678)		—
Employee retention credit (ERC)	32,516		—		—
Contract termination amortization	24,085		—		—
Special items	(10,561)		(18,803)		(8,983)
Government grant recognition	—		—		320,645
Gain (loss) on sale of aircraft	(392)		2,578		—
Gain on sale of commercial real estate	10,179		—		—
Operating Expenses excluding non-recurring items	3,048,059		2,830,418		1,990,810
Aircraft fuel, including taxes and delivery	(766,133)		(817,077)		(363,003)
Operating Expenses excluding fuel and non-recurring items	$2,281,926		$2,013,341		$1,627,807
Available Seat Miles	20,204,497		18,684,642		14,535,425
CASM—GAAP	14.90	¢	15.26	¢	11.55	¢
Aircraft fuel, including taxes and delivery	(3.79)		(4.37)		(2.50)
CBA related expense	(0.09)		(0.02)		—
Employee retention credit (ERC)	0.15		—		—
Contract terminations expense	0.12		—		—
Special items	(0.05)		(0.10)		(0.06)
Government grant recognition	—		—		2.21
Gain (loss) on sale of aircraft	—		0.01		—
Gain on sale of commercial real estate	0.05		—		—
CASM excluding fuel and non-recurring items	11.29	¢	10.78	¢	11.20	¢
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

Table of Contents,
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

Excluding tickets with extended validity dates, as discussed above, during the years ended December 31, 2023, 2022, 2021, we recognized advanced breakage of $61.7 million, $49.8 million, and $48.3 million, respectively. Despite improvements in the industry and overall travel demand, the unflown rates continue to trend higher than historical metrics. The Company will continue to monitor customers' travel behavior and may adjust our estimates in the future.

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

Table of Contents,
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
The significant assumptions as of December 31, 2023 are as follows:

Pension:
Discount rate to determine projected benefit obligation	5.21%
Expected return on plan assets	7.10%	^
Postretirement:
Discount rate to determine projected benefit obligation	5.21%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.50%
Ultimate	4.75%
Years to reach ultimate trend rate	7
Disability:
Discount rate to determine projected benefit obligation	5.15%
Expected return on plan assets	6.15%	^
N/A      Not Applicable
^    Expected return on plan assets used to determine the net periodic benefit expense for 2024 is 7.10% for the pension plans and 6.87% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our

Table of Contents,
targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2024 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2024 pension expense	$2.9
Increase in estimated 2024 disability benefit expense	0.5
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2023	$32.5
Increase in other postretirement benefit obligation as of December 31, 2023	16.9
Decrease in estimated 2024 pension expense (operating and nonoperating)	0.3
Increase in estimated 2024 other postretirement benefit expense (operating and nonoperating)	1.7
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2023	$6.0
Increase in estimated 2024 other postretirement benefit expense (operating and nonoperating)	1.2

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2023	$5.2
Increase in estimated 2024 other postretirement benefit expense (operating and nonoperating)	1.0
Long-Lived Assets
Our long-lived assets used in operations, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the Consolidated Balance Sheets, and have a carrying value of approximately $2.0 billion at December 31, 2023.
In 2023, we revised our accounting estimate for the expected useful life of our Boeing 717-200 aircraft from a range of 15 to 16 years to 17 to 18 years. The change in estimate was applied prospectively effective December 1, 2023 and does not have a material impact on current and/or future reporting periods.
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
During the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment of $0.0 million, $6.3 million and $6.4 million, respectively as follows:

Table of Contents,
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
Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense and changes in fuel prices could materially impact the results of operations. Fuel expense represented 25% of our operating expenses for the year ended December 31, 2023. Approximately 67% of our fuel was purchased based on Singapore jet fuel prices, 27% was purchased based on U.S. West Coast jet fuel prices, and 6% on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2023, we hedged approximately 30% of our projected fuel requirements for 2024. Based on gallons expected to be consumed in 2023, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would result in approximately $3.0 million in additional annual fuel expense.
Interest Rates
Our exposure to market risk associated with changes in interest rates is primarily associated with our debt obligations. At December 31, 2023, we had $1.6 billion of fixed-rate and no variable-rate debt. Market risk associated with our fixed rate long-term debt relates to the potential reduction in fair value from an increase in interest rates. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $26.3 million at December 31, 2023.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2023, the Company did not have any open derivative instruments designated for hedge

Table of Contents,
accounting. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a change in annual pretax income (loss) of approximately $37.3 million.

Table of Contents,
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents,
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
At December 31, 2023, the Company’s Air traffic liability (excluding frequent flyer) was $423.1 million, for which tickets sold generally expire thirteen months from the date of issuance or the scheduled flight date, according to the Company’s policy. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company records an estimate of breakage revenue in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates) for tickets that will expire unused based on actual historical results and forecasted trends.

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

Honolulu, Hawai'i
February 15, 2024

Table of Contents,

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,460,005	$2,335,440	$1,370,902
Other	256,279	305,827	225,682
Total	2,716,284	2,641,267	1,596,584
Operating Expenses:
Wages and benefits	951,524	833,137	698,101
Aircraft fuel, including taxes and delivery	766,133	817,077	363,003
Aircraft rent	109,741	103,846	109,476
Maintenance materials and repairs	244,296	236,153	170,048
Aircraft and passenger servicing	176,698	152,550	105,675
Commissions and other selling	117,132	113,843	72,512
Depreciation and amortization	133,615	136,169	138,299
Other rentals and landing fees	171,371	147,143	116,772
Purchased services	144,822	129,350	103,213
Special items	10,561	18,803	8,983
Government grant recognition	—	—	(320,645)
Other	184,066	163,250	113,711
Total	3,009,959	2,851,321	1,679,148
Operating Loss	(293,675)	(210,054)	(82,564)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(90,540)	(95,815)	(110,431)
Interest and dividend income	57,231	32,141	8,603
Capitalized interest	8,833	4,244	3,357
Other components of net periodic benefit cost, excluding settlements	(6,614)	5,065	3,566
Gains (losses) on fuel derivatives	(12,619)	(3,041)	217
Loss on extinguishment of debt	—	(8,568)	(38,889)
Gains (losses) on investments, net	(602)	(43,082)	1,426
Gains on foreign debt	11,500	26,667	27,773
Other, net	(1,308)	(1,406)	1,619
Total	(34,119)	(83,795)	(102,759)
Loss Before Income Taxes	(327,794)	(293,849)	(185,323)
Income tax benefit	(67,300)	(53,768)	(40,550)
Net Loss	$(260,494)	$(240,081)	$(144,773)
Net Loss Per Common Stock Share:
Basic	$(5.05)	$(4.67)	$(2.85)
Diluted	$(5.05)	$(4.67)	$(2.85)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,596	51,361	50,769
Diluted	51,596	51,361	50,769
See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net Loss	$(260,494)	$(240,081)	$(144,773)
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax benefit of $320 for 2023, net of tax expense of $5,250 for 2022, and net of tax expense of $13,107 for 2021	(1,238)	15,586	41,156
Net change in available-for-sale investments, net of tax expense of $5,678 for 2023, net of tax benefit of $9,446 for 2022, and net of tax benefit of $2,784 for 2021	17,252	(28,914)	(8,467)
Total Other Comprehensive Income (Loss)	16,014	(13,328)	32,689
Total Comprehensive Loss	$(244,480)	$(253,409)	$(112,084)

See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022

	2023	2022
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$153,273	$229,122
Restricted cash	17,250	17,498
Short-term investments	755,224	1,147,193
Accounts receivable, net	105,858	113,862
Income taxes receivable	669	70,204
Spare parts and supplies, net	60,115	36,875
Prepaid expenses and other	78,551	63,553
Total	1,170,940	1,678,307
Property and equipment, net	2,013,616	1,874,352
Other Assets:
Assets held for sale	1,135	14,019
Operating lease right-of-use assets	413,237	459,128
Long-term prepayments and other	121,097	100,317
Intangible assets	13,500	13,500
Total Assets	$3,733,525	$4,139,623
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$199,223	$196,009
Air traffic liability and current frequent flyer deferred revenue	633,345	590,796
Other accrued liabilities	175,591	182,036
Current maturities of long-term debt, less discount	43,857	47,836
Current maturities of finance lease obligations	10,053	25,789
Current maturities of operating leases	83,332	77,858
Total	1,145,401	1,120,324
Long-Term Debt	1,537,152	1,583,889
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	60,116	75,221
Noncurrent operating leases	303,119	347,726
Accumulated pension and other postretirement benefit obligations	140,742	135,775
Other liabilities and deferred credits	77,154	94,654
Noncurrent frequent flyer deferred revenue	308,502	318,369
Deferred tax liability, net	65,914	130,400
Total	955,547	1,102,145
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value per share, 51,824,362 and 51,450,904 shares issued and outstanding as of December 31, 2023 and 2022, respectively	518	514
Capital in excess of par value	293,797	287,161
Accumulated income (loss)	(119,738)	140,756
Accumulated other comprehensive loss, net	(79,152)	(95,166)
Total	95,425	333,265
Total Liabilities and Shareholders' Equity	$3,733,525	$4,139,623
See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2023, 2022 and 2021

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
			(in thousands)
Balance at December 31, 2020	$481	$—	$188,593	$525,610	$(114,527)	$600,157
Net Loss	—	—	—	(144,773)	—	(144,773)
Other comprehensive income	—	—	—	—	32,689	32,689
Issuance of 228,066 shares of common stock, net of shares withheld for taxes	2	—	(2,022)	—	—	(2,020)
CARES Act warrant issuance, net of tax	—	—	4,419	—	—	4,419
Share-based compensation expense	—	—	8,645	—	—	8,645
Issuance of 2,860,210 shares of common stock related to At-the-market offering	29	—	69,940	—	—	69,969
Balance at December 31, 2021	$512	$—	$269,575	$380,837	$(81,838)	$569,086
Net Loss	—	—	—	(240,081)	—	(240,081)
Other comprehensive loss	—	—	—	—	(13,328)	(13,328)
Issuance of 217,535 shares of common stock, net of shares withheld for taxes	2	—	(1,894)	—	—	(1,892)
Amazon warrant issuance	—	—	11,571	—	—	11,571
Share-based compensation expense	—	—	7,909	—	—	7,909
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(260,494)	—	(260,494)
Other comprehensive income	—	—	—	—	16,014	16,014
Issuance of 373,458 shares of common stock, net of shares withheld for taxes	4	—	(2,698)	—	—	(2,694)
Amazon warrant vesting	—	—	175	—	—	175
Share-based compensation expense	—	—	9,159	—	—	9,159
Balance at December 31, 2023	$518	$—	$293,797	$(119,738)	$(79,152)	$95,425
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2023 and 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2023 and 2022.

See accompanying Notes to Consolidated Financial Statements.

Table of Contents,
Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(in thousands)
Cash Flows From Operating Activities:
Net Loss	$(260,494)	$(240,081)	$(144,773)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	133,615	136,169	138,299
Deferred income taxes, net	(69,843)	(52,202)	(41,624)
Impairment of assets	—	6,303	6,383
Stock compensation	9,159	7,909	8,645
Loss on contract termination	—	12,500	—
Loss on extinguishment of debt	—	8,568	38,889
Amortization of debt discounts and issuance costs	8,799	8,881	9,223
Employer contributions to pension and other postretirement plans	(12,789)	(11,861)	(10,232)
Pension and postretirement benefit cost	16,095	7,846	8,178
Change in unrealized (gain) loss on fuel derivative contracts	1,696	2,638	(383)
Change in unrealized (gain) loss on investments	(11,254)	24,949	—
Foreign currency debt remeasurement gain	(11,670)	(26,196)	(27,593)
Other, net	1,616	(835)	7,275
Changes in operating assets and liabilities:
Accounts receivable, net	9,273	(20,974)	(25,361)
Income taxes receivable	70,600	997	23,804
Spare parts and supplies, net	(29,043)	(5,824)	(1,562)
Prepaid expenses and other current assets	(329)	(29,300)	(13,140)
Accounts payable	(13,181)	92,812	5,785
Air traffic liability	7,341	(36,886)	146,655
Other accrued liabilities	(7,369)	16,795	24,366
Frequent flyer deferred revenue	25,341	18,410	46,045
Other assets and liabilities, net	(27,559)	21,630	52,459
Net cash provided by (used in) operating activities	(159,996)	(57,752)	251,338
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(290,179)	(47,532)	(39,264)
Proceeds from disposition of equipment	21,094	12,182	755
Purchases of investments	(327,737)	(859,833)	(1,856,035)
Sales of investments	750,076	880,161	958,242
Net cash provided by (used in) investing activities	153,254	(15,022)	(936,302)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	—	68,132
Long-term borrowings	—	—	1,251,705
Repayments of long-term debt and finance lease obligations	(66,652)	(184,306)	(611,725)
Debt issuance costs and discounts	(9)	(2,236)	(24,776)
Other	(2,694)	(1,892)	(183)
Net cash provided by (used in) financing activities	(69,355)	(188,434)	683,153
Net decrease in cash and cash equivalents	(76,097)	(261,208)	(1,811)
Cash, cash equivalents, and restricted cash—Beginning of Year	246,620	507,828	509,639
Cash, cash equivalents, and restricted cash—End of Year	$170,523	$246,620	$507,828
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

The following table summarizes the Company's property and equipment:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	2023	2022
	(in thousands)
Flight equipment	$2,434,408	$2,492,722
Pre-delivery deposits on flight equipment	255,208	83,034
Other property and equipment	474,529	433,858
	3,164,145	3,009,614
Less accumulated depreciation and amortization	(1,150,529)	(1,135,262)
Total property and equipment, net	$2,013,616	$1,874,352

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	17-18 years, 5 - 34% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
Flight and ground equipment under finance lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
In 2023, the Company changed its accounting estimate for the expected useful life of its Boeing 717-200 aircraft from a range of 15 to 16 years to 17 to 18 years. The change in estimate was applied prospectively effective December 1, 2023 and does not have a material impact on current and/or future reporting periods.
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
Aircraft under finance leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other finance leases was $95.8 million and $171.3 million as of December 31, 2023 and 2022, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the Consolidated Balance Sheets, was $68.8 million and $31.6 million at December 31, 2023 and 2022, respectively. The value of construction in progress, primarily consisting of aircraft and software-related projects in 2023 and 2022, which is included in property and equipment on the Consolidated Balance Sheets, was $74.7 million and $55.5 million as of December 31, 2023 and 2022, respectively. Amortization expense related to computer software was $15.3 million, $12.3 million and $13.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022, the Company had approximately $7.9 million and $0.0 million, respectively, in prepayments to one of its power-by-the-hour vendors.
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
Maintenance reserve payments that are expected to be recovered from lessors are recorded as deposits in the Consolidated Balance Sheets as an asset until it is less than probable that any portion of the deposit is recoverable. In addition, payments of maintenance reserves that are not substantially and contractually related to the maintenance of the leased assets are accounted for as lease payments. In order to properly account for the costs that are related to the maintenance of the leased asset, the Company bifurcates its maintenance reserves between deposits and lease payments. As of December 31, 2023 and 2022, the Company had $14.0 million and $18.0 million in maintenance reserve deposits recorded on the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $13.7 million, $9.7 million, and $10.4 million, respectively, in lease rent expense for reserves that are not substantially and contractually related to maintenance of the leased assets.
Intangible Assets
The Company has indefinite-lived intangible assets that are not amortized. The Company assesses the carrying value of the indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. As of December 31, 2023, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company assesses its indefinite-lived assets under a qualitative approach, analyzing market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets.
Impairment of Long-Lived Assets
Long-lived assets used in operations, consist principally of property and equipment and have a carrying value of approximately $2.0 billion at December 31, 2023. Long-lived assets are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
During the year ended December 31, 2023, the Company did not recognize impairment on its long-lived assets. During the years ended December 31, 2022, and 2021, the Company recorded impairment of $6.3 million and $6.4 million, respectively, as follows:
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
cost to sell, which did not result in a write-down to the asset group, and reclassified approximately $6.3 million as assets held for sale on the Consolidated Balance Sheets.
•In 2022, the Company recorded impairment of $6.3 million on its remaining ATR-42 and ATR-72 aircraft, using available market information and taking into consideration recent transactions.
In 2021 and 2022, the Company estimated the fair value of its ATR-42 and ATR-72 fleets using a third-party valuation, available market information, and consideration of recent transaction and estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.
Assets Held for Sale
Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying amount or fair value less cost to sell. Gains and losses realized on transactions are recognized immediately. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. See Note 12 of the Notes to the Consolidated Financial Statements for additional discussion.
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
Ticket change fees are recorded in Air traffic liability and recognized when the related transportation is provided. During the twelve months ended December 31, 2023, 2022 and 2021, the Company recognized approximately $4.3 million, $5.3 million and $4.8 million, respectively in ticket change fee revenue.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Costs to Obtain or Fulfill a Contract
In order for the Company to provide transportation to its customers for passenger travel, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2023 and 2022, the Company's asset balance associated with these costs were $13.3 million and $13.2 million, respectively. During the twelve months ended December 31, 2023, 2022, and 2021, expenses related to these costs totaled to $87.5 million, $83.1 million, and $45.1 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
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
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $19.4 million, $22.6 million and $20.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

2. Merger Agreement with Alaska Air Group
On December 2, 2023, the Company entered into an Agreement with Alaska Air Group, Inc., a Delaware corporation (Alaska), and Marlin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alaska (Merger Sub), pursuant to which, subject to satisfaction or waiver of conditions therein, Merger Sub will merge with and into Holdings (the Merger), with Holdings surviving as a wholly owned subsidiary of Alaska.
At the effective time of the Merger (the Effective Time), each share of the Company's common stock, Series B Special Preferred Stock, Series C Special Preferred Stock, and Series D Special Preferred Stock issued and outstanding immediately prior to the Effective Time, subject to certain customary exceptions specified in the Merger Agreement, will be converted into the right to receive $18.00 per share, payable to the holder in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders, performance by the parties in all material respects of all their obligations under the Merger Agreement; the receipt of required regulatory approvals; and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, the Company may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.
The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.
For the year ended December 31, 2023, the Company incurred $10.6 million of costs related to the Merger Agreement, which was recorded as a Special item in the Consolidated Statements of Operations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2023	2022	2021	Affected line items in the statement where net income is presented
	(in thousands)
Amortization of defined benefit pension items
Actuarial loss	$2,060	$2,063	$4,195	Nonoperating income (expense), other, net
Prior service cost	703	438	370	Nonoperating income (expense), other, net
Total before tax	2,763	2,501	4,565
Tax benefit	(568)	(640)	(1,103)
Total, net of tax	$2,195	$1,861	$3,462
Short-term investments
Realized gain on sales of investments	(840)	(228)	(2,208)	Gains (losses) on investments, net
Realized loss on sales of investments, net	4,782	22,222	677	Gains (losses) on investments, net
Total before tax	3,942	21,994	(1,531)
Tax expense	(976)	(5,428)	379
Total, net of tax	2,966	16,566	(1,152)
Total reclassifications for the period	$5,161	$18,427	$2,310
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2023	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(3,433)	14,286	10,853
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,195	2,966	5,161
Net current-period other comprehensive income (loss), net of tax	(1,238)	17,252	16,014
Ending balance	$(60,677)	$(18,475)	$(79,152)

Year ended December 31, 2022	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(75,025)	$(6,813)	$(81,838)
Other comprehensive income (loss) before reclassifications, net of tax	13,725	(45,480)	(31,755)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,861	16,566	18,427
Net current-period other comprehensive income (loss), net of tax	15,586	(28,914)	(13,328)
Ending balance	$(59,439)	$(35,727)	$(95,166)

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
The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 182,089 and 398,509 for the twelve months ended December 31, 2023 and 2022, respectively. Certain warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of December 31, 2023 and December 31, 2022, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451 for both periods. Refer to Note 15 to the Notes to Consolidated Financial Statements for additional discussion of the Amazon warrant shares.
The following table shows the Company's computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except for per share data)
Numerator:
Net Loss	$(260,494)	$(240,081)	$(144,773)
Denominator:
Weighted average common shares outstanding—Basic	51,596	51,361	50,769
Dilutive effect of share-based awards and warrants	—	—	—
Weighted average common shares outstanding—Diluted	51,596	51,361	50,769
Net Loss Per Common Stock Share:
Basic	$(5.05)	$(4.67)	$(2.85)
Diluted	$(5.05)	$(4.67)	$(2.85)
5. Revenue Recognition
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$2,101,122	$2,304,522	$1,504,151
Pacific	615,162	336,745	92,433
Total operating revenue	$2,716,284	$2,641,267	$1,596,584
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions. Domestic revenue includes the Company's North America and Interisland operations. During the years ended December 31, 2023, 2022, and 2021, North America routes accounted for approximately 81%, 82% and 83% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Year Ended December 31,
	2023	2022	2021
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$2,276,000	$2,152,536	$1,264,059
Frequent flyer revenue, transportation component	184,005	182,904	106,843
Passenger Revenue	$2,460,005	$2,335,440	$1,370,902

Other revenue (e.g. cargo and other miscellaneous)	$129,956	$182,468	$126,349
Frequent flyer revenue, marketing and brand component	126,323	123,359	99,333
Other Revenue	$256,279	$305,827	$225,682
For the twelve months ended December 31, 2023, 2022, and 2021, the Company's total revenue was $2.7 billion, $2.6 billion, and $1.6 billion, respectively. As of December 31, 2023 and 2022, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $423.1 million and $414.5 million, respectively, which represents future revenue that is expected to be realized.
During the twelve months ended December 31, 2023, 2022, and 2021, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $354.9 million, $436.5 million, and $184.0 million, respectively.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Excluding tickets with extended validity dates, as discussed above, the Company recognized advanced breakage of $61.7 million, $49.8 million, and $48.3 million, during the years ended December 31, 2023, 2022, 2021, respectively. Despite improvements in the industry and overall travel demand, the unflown rates continue to have higher than normal volatility in comparison to historical trends. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer
The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's Consolidated Balance Sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2023 and 2022, the balances were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$201,418	$166,211
Noncurrent frequent flyer deferred revenue	308,502	318,369
Total frequent flyer liability	$509,920	$484,580

The table below presents a roll forward of Frequent flyer deferred revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Total Frequent flyer liability - beginning balance	$484,580	$466,171
Miles awarded	213,938	205,614
Travel miles redeemed (Passenger Revenue)	(184,005)	(182,904)
Non-travel miles redeemed (Other Revenue)	(4,593)	(4,301)
Total Frequent flyer liability - ending balance	$509,920	$484,580

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
6. Short-Term Investments
The following is a summary of short-term investments held as of December 31, 2023 and 2022:

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$217,777	$440	$(10,717)	$207,500
U.S. government and agency securities	305,169	168	(4,908)	300,429
Other fixed income securities	35,319	42	(6,847)	28,514
Asset-backed securities	24,298	69	(1,281)	23,086
Collateralized loan obligations	39,628	83	(1,335)	38,376
Bank notes	9,118	—	(204)	8,914
Derivatives	233	1,026	(745)	514
Equity securities	161,677	—	(14,866)	146,811
Other investments measured at net asset value	1,000	80	—	1,080
Total short-term investments	$794,219	$1,908	$(40,903)	$755,224

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$340,493	$139	$(23,009)	$317,623
U.S. government and agency securities	467,049	181	(12,341)	454,889
Other fixed income securities	110,881	23	(6,499)	104,405
Asset-backed securities	30,205	—	(2,039)	28,166
Collateralized loan obligations	43,736	130	(3,684)	40,182
Bank notes	11,493	3	(192)	11,304
Derivatives	43	1,433	(178)	1,298
Equity securities	213,569	—	(26,109)	187,460
Other investments measured at net asset value	2,087	—	(221)	1,866
Total short-term investments	$1,219,556	$1,909	$(74,272)	$1,147,193
The following tables present fair values and gross unrealized losses by security type and length of time that individual securities have been in a continuous unrealized loss position:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Debt securities
Corporate debt	$9,784	$(233)	$154,607	$(10,484)	$164,391	$(10,717)
U.S. government and agency debt	82,930	(608)	193,400	(4,300)	276,330	(4,908)
Other fixed income securities	1,867	(26)	21,933	(6,821)	23,800	(6,847)
Asset-backed securities	2,225	(17)	14,881	(1,264)	17,106	(1,281)
Collateralized loan obligations	5,032	(63)	29,445	(1,272)	34,477	(1,335)
Bank notes	8,396	(164)	519	(40)	8,915	(204)
Other investments measured at net asset value	—	—	—	—	—	—
	$110,234	$(1,111)	$414,785	$(24,181)	$525,019	$(25,292)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Debt securities
Corporate debt	$145,299	$(10,104)	$159,216	$(12,905)	$304,515	$(23,009)
U.S. government and agency debt	314,790	(8,097)	98,653	(4,244)	413,443	(12,341)
Other fixed income securities	17,836	(1,191)	23,316	(5,308)	41,152	(6,499)
Asset-backed securities	11,155	(755)	14,435	(1,284)	25,590	(2,039)
Collateralized loan obligations	28,133	(2,372)	9,491	(1,312)	37,624	(3,684)
Bank notes	2,836	(192)	—	—	2,836	(192)
Other investments measured at net asset value	865	(221)	—	—	865	(221)
	$520,914	$(22,932)	$305,111	$(25,053)	$826,025	$(47,985)
As of December 31, 2023 and December 31, 2022, the Company's unrealized losses from debt securities were generated from 394 positions out of 502 positions and 496 positions out of 547 positions, respectively.
The Company reviews debt securities quarterly for credit losses and impairment. If the cost of an investment exceeds its fair value, the Company will evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in Other, net, within non-operating expense on the unaudited consolidated statements of operations, and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments

Debt securities in a continuous unrealized loss position for twelve months or greater as of December 31, 2023 and December 31, 2022 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of December 31, 2023 were temporary in nature. The Company has evaluated its debt securities and did not recognize any significant credit losses as of December 31, 2023 and December 31, 2022.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

For the twelve months ended December 31, 2023 the unrealized gains on equity securities, recorded in Gains (losses) on investment, net, in Nonoperating income (expense), was $10.8 million. For the twelve months ended December 31, 2022, the unrealized losses on equity securities, recorded in Gains (losses) on investment, net, in Nonoperating income (expense), was $26.3 million.

Contractual maturities of short-term investments as of December 31, 2023 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt securities
Corporate debt securities	$130	$124,628	$82,742	$207,500
U.S. government and agency securities	6,370	282,077	11,982	300,429
Other fixed income securities	419	14,884	13,211	28,514
Asset-backed securities	301	9,208	13,577	23,086
Collateralized loan obligations	—	—	38,376	38,376
Bank notes	—	4,880	4,034	8,914
Total debt securities	$7,220	$435,677	$163,922	$606,819
The Company classifies investments as current assets as these securities are available for use in its current operations.
7. Fair Value Measurements
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$99,965	$99,279	$686	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	207,500	—	202,873	4,627
U.S. government and agency securities	300,429	—	300,429	—
Other fixed income securities	28,514	—	28,514	—
Asset-backed securities	23,086	—	15,172	7,914
Collateralized loan obligations	38,376	—	38,123	253
Bank notes	8,914	—	2,046	6,868
Derivatives	514	—	514	—
Equity securities	146,811	146,031	780	—
Other investments measured at net asset value	1,080	—	—	—
Total short-term investments	755,224	146,031	588,451	19,662
Other Assets
Assets held for sale	1,135	—	—	1,135
Crude oil call options	2,069	—	2,069	—
Total assets measured at fair value	$875,643	$262,560	$591,206	$20,797

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$46,729	$46,535	$194	$—
Restricted cash	17,498	17,498	—	—
Short-term investments
Debt securities
Corporate debt securities	317,623	—	309,450	8,173
U.S. government and agency securities	454,889	—	454,889	—
Other fixed income securities	104,405	—	104,405	—
Asset-backed securities	28,166	—	19,133	9,033
Collateralized loan obligations	40,182	—	37,624	2,558
Bank notes	11,304	—	1,878	9,426
Derivatives	1,298	—	1,298	—
Equity securities	187,460	186,670	790	—
Other investments measured at net asset value	1,866	—	—	—
Total short-term investments	1,147,193	186,670	929,467	29,190
Other Assets
Assets held-for-sale	14,019	—	—	14,019
Crude oil put options	5,308	—	5,308	—
Total assets measured at fair value	$1,230,747	$250,703	$934,969	$43,209
Cash equivalents and restricted cash.  The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of December 31, 2023, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

Short-term investments.  The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, bank notes, equity securities, and derivative instruments as further discussed in Note 6, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2023 and 2022 is as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Short-term Investment Activity for the Twelve Months Ended December 31, 2023
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Total
	(in thousands)
Beginning balance as of January 1, 2023	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	5	735	—	—	740
Proceeds from sale	—	(2,061)	(2,175)	—	(4,236)
Redemptions and paydowns	(1,180)	(1,131)	—	(3,253)	(5,564)
Amortization and accretion, net	58	(77)	—	(5)	(24)
Realized and unrealized gains (losses), net	(2)	(24)	(130)	(288)	(444)
Ending balance as of December 31, 2023	$7,914	$6,868	$253	4,627	$19,662

	Short-term Investment Activity for the Twelve Months Ended December 31, 2022
	Asset-backed securities	Bank notes	Collateralized loan obligations	Corporate debt securities	Total
	(in thousands)
Beginning balance as of January 1, 2022	$4,003	$6,753	$3,322	$—	$14,078
Purchases	5,449	3,440	2,100	8,593	19,582
Proceeds from sale	—	—	(122)	—	(122)
Redemptions and paydowns	(143)	(747)	(2,852)	—	(3,742)
Amortization and accretion, net	98	9	(10)	47	144
Realized and unrealized gains (losses), net	(374)	(29)	120	(467)	(750)
Ending balance as of December 31, 2022	$9,033	$9,426	$2,558	8,173	$29,190

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

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts. These assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held for sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources, including recent offers from potential buyers. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional discussion.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Long-term investments. In the third quarter of 2023, the Company entered into a limited partnership with United Airlines Ventures where the Company committed up to $10.0 million in investments to the United Airlines Ventures Sustainable Flight Fund ("the Fund"). The Fund is an investment vehicle designed to support start-ups focused on decarbonizing air travel by accelerating the research, production and technologies associated with sustainable aviation fuel. As of December 31, 2023, the Company investment was $3.6 million representing an approximate 5% equity interest in the Fund, which is recorded in Other Assets in the Consolidated Balance Sheet.
The table below presents the Company's debt measured at fair value:

Fair Value of Debt
December 31, 2023					December 31, 2022
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)
$1,581,009	$1,406,721	$—	$—	$1,406,721	$1,631,725	$1,356,561	$—	$—	$1,356,561
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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Losses realized at settlement	$(10,923)	$(401)	$(165)
Prior period unrealized amounts	2,639	—	382
Unrealized gains (losses) that will settle in future periods	(4,335)	(2,640)	—
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(12,619)	$(3,041)	$217

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of December 31, 2023 and 2022, the Company's derivative positions reflected a net asset position of $0.5 million and $1.3 million within the portfolio. During the years ended December 31, 2023 and 2022, the Company recognized net realized and unrealized loss of $0.9 million and net realized and unrealized gain of $5.1 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of December 31, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	90,258 gallons	December 2024	$2,069	$—	$2,069
Foreign currency derivatives	Short-term investments	38,385 European Dollars	March 2025	543	(569)	(26)
Interest rate contracts	Short-term investments	16,110 US Dollars	May 2028	797	(257)	540
Derivative positions as of December 31, 2022

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	57,288 gallons	December 2023	$5,308	$—	$5,308
Foreign currency derivatives	Short-term investments	36,426 European Dollars	March 2025	1,254	(46)	1,208
Interest rate contracts	Short-term investments	32,891 US Dollars	March 2026	190	(100)	90
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $2.6 million and $6.6 million as of December 31, 2023 and 2022.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2023 and 2022, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.
9. Debt
Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	December 31,
	2023	2022
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$162,953	$184,572
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	19,050	23,524
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	16,394	20,350
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	45,107	64,276
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	46,225	55,731
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in June 2031	23,908	23,908
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(20,703)	(28,711)
Total debt	$1,581,009	$1,631,725
Less: Current maturities of long-term debt	(43,857)	(47,836)
Long-Term Debt, less discount	$1,537,152	$1,583,889

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

At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item in the Consolidated Statements of Operations. During 2023 and 2022, the Company recorded foreign currency unrealized gains of $11.7 million and $26.2 million, respectively.

Revolving Credit Facility

In March 2020, the Company drew down $235 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. In February 2021, the Company repaid the $235 million outstanding amount drawn on its revolving credit facility.

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Revolving Credit

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Facility requires that the Company maintain $300 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated. As of December 31, 2023, the Company has $235 million undrawn and available under its revolving credit facility.

Payroll Support Program Loans

The Company participated in the initial Payroll Support Program (PSP), the PSP Extension, and the PSP3. During the twelve months ended December 31, 2021, the Company received $372.4 million in payroll support payments. The support payments included total grants of $320.6 million that were recognized as a contra-expense in the Consolidated Statements of Operations. A summary of the amounts received and warrants issued as of December 31, 2023 under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of warrants	Percentage of outstanding shares at December 31, 2023
Payroll Support Program	$300.9	$240.6	$60.3	0.5	1.0%
Payroll Support Program Extension	192.7	164.9	27.8	0.2	0.3%
Payroll Support Program 3	179.7	155.8	23.9	0.1	0.2%
Total	$673.3	$561.3	$112.0	0.8	1.5%

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

As of December 31, 2023, approximately $17.3 million in cash was held in the Interest Reserve Account designated for debt servicing, and is classified as restricted cash on the Company's Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Debt Maturities

As of December 31, 2023, the scheduled maturities of debt, excluding debt issuance costs, are as follows (in thousands):

2024	$45,028
2025	57,557
2026	1,338,674
2027	11,215
2028	11,290
Thereafter	137,948
$1,601,712

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants as discussed above within this Note. We were in compliance with the covenants in these debt agreements as of December 31, 2023.

10. Leases
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

Aircraft, Engines, and Aircraft Equipment

As of December 31, 2023, the Company leased 21 of its 62 aircraft. Of the 21 lease contracts, 4 aircraft lease contracts were accounted for as finance leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from 1 year to 9 years. The Company also has 2 engines under operating lease with remaining lease terms of 2 years and 3 years, respectively. The Company has a flight simulator under a finance lease with a remaining lease term of approximately 2 years.

Airport Terminal Facilities
The Company's facility leases are primarily for terminal space at airports that it serves, most notably, its operations in the state of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 26 years. At the majority of U.S. airports, the lease rates depend on airport operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the Company's balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 8 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Maintenance Hangar
The Company leases a cargo and maintenance hangar at the Daniel K. Inouye International Airport. The lease is accounted for as an operating lease and has a remaining lease term of 28 years as of December 31, 2023.
Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 3 years. Certain lease IT assets are embedded within service agreements. The combined lease and non-lease components of those agreements are included in the ROU asset and lease liability.
Lease Position as of December 31, 2023
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet.

		As of December 31,
	Classification on the Balance Sheet	2023	2022
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$413,237	$459,128
Finance lease assets	Property and equipment, net	65,844	90,847
Total lease assets		$479,081	$549,975

Liabilities:
Current
Operating	Current maturities of operating leases	$83,332	$77,858
Finance	Current maturities of finance lease obligations	10,053	25,789
Noncurrent
Operating	Noncurrent operating leases	303,119	347,726
Finance	Finance lease obligations	60,116	75,221
Total lease liabilities		$456,620	$526,594

Weighted-average remaining lease term
Operating leases		10.2 years	10.4 years
Finance leases		7.5 years	6.9 years
Weighted-average discount rate
Operating leases (1)		6.30%	5.72%
Finance leases		4.10%	4.30%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the twelve months ended December 31, 2023 and 2022, the total lease costs for finance and operating leases were as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$18,513	$23,265	$23,339
Interest of lease liabilities	3,664	4,963	6,022
Operating lease cost (1)	107,257	105,445	110,864
Short-term lease cost (1)	2,812	2,650	2,909
Variable lease cost (1)	171,043	142,894	112,475
Total lease cost	$303,289	$279,217	$255,609
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the Consolidated Statements of Operations.
During the twelve months ended December 31, 2023, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating cash flows for operating leases	102,667	105,021	110,286
Operating cash flows for finance leases	3,663	4,948	5,997
Financing cash flows for finance lease	19,140	24,137	23,040
Undiscounted Cash Flows
As of December 31, 2023, the scheduled future minimum rental payments under finance leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2024	$11,564	$1,173	$90,232	$14,508
2025	11,941	974	71,472	13,291
2026	11,047	236	57,604	11,369
2027	11,047	236	34,772	7,227
2028	11,047	236	22,298	7,446
Thereafter	16,354	5,933	37,934	146,722
Total minimum lease payments	$73,000	$8,788	$314,312	$200,563
Less: amounts representing interest	(8,818)	(2,801)	(47,419)	(81,005)
Present value of future minimum lease payments	$64,182	$5,987	$266,893	$119,558
Less: current maturities of lease obligations	(9,100)	(953)	(75,060)	(8,272)
Long-term lease obligations	$55,082	$5,034	$191,833	$111,286

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Income Taxes
The significant components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current
Federal	$3,301	$(1,073)	$1,522
State	(758)	(493)	(448)
	$2,543	$(1,566)	$1,074
Deferred
Federal	$(66,905)	$(49,646)	$(39,589)
State	(2,938)	(2,556)	(2,035)
	$(69,843)	$(52,202)	$(41,624)
Income tax benefit	$(67,300)	$(53,768)	$(40,550)

The income tax benefit differed from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income tax benefit computed at the statutory federal rate	$(68,836)	$(61,709)	$(38,918)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	(12,915)	(11,186)	(6,203)
Nondeductible meals	812	597	466
Change in valuation allowance	9,413	17,805	4,445
Stock compensation	865	920	436
Other	3,361	(195)	(776)
Income tax benefit	$(67,300)	$(53,768)	$(40,550)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$36,435	$35,384
Operating leases liabilities	94,901	104,938
Finance leases	895	2,616
Air traffic liability and frequent flyer liability	94,389	84,723
Partnership deferred revenue	3,228	4,377
Federal and state net operating loss carryforwards	138,813	86,452
Accrued compensation	15,937	16,720
Other accrued assets	10,094	16,803
Capital losses	8,731	10,271
Deferred interest under IRC Section 163(j)	37,717	34,132
Other assets	34,633	23,612
Total gross deferred tax assets	475,773	420,028
Less: Valuation allowance	(41,280)	(31,867)
Net deferred tax assets	$434,493	$388,161
Deferred tax liabilities:
Intangible assets	$(3,192)	$(3,205)
Property and equipment, principally accelerated depreciation	(368,600)	(377,943)
Finance leases	(2,031)	(787)
Operating lease right-of-use assets	(104,389)	(115,765)
Other liabilities	(22,195)	(20,861)
Total deferred tax liabilities	(500,407)	(518,561)
Net deferred tax liability	$(65,914)	$(130,400)
As of December 31, 2023, the Company had federal and state NOL carryforwards of $435.0 million and $902.0 million, respectively. The Company's federal NOLs have an indefinite carryover period and state net operating losses will begin to expire in 2024 if not utilized. Utilization of the Company's NOL carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The Company's NOL carryforwards could expire before utilization if subject to annual limitations. As of December 31, 2023, the Company had gross realized capital loss carryforwards of $21.4 million, which expire beginning in 2027 if not utilized.
As of December 31, 2023, the Company had research and development tax credit and Work Opportunity tax credit carryforwards totaling $3.4 million, which may be used to offset future tax liabilities, and which will begin to expire in 2042.
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
The tax benefit of the state NOL carryforwards as of December 31, 2023 was $47.4 million, of which $32.5 million has a valuation allowance. The tax benefit of the state NOL carryforwards as of December 31, 2022 was $37.0 million, of which $21.6 million has a valuation allowance. The tax benefit of the capital loss carryforwards as of December 31, 2023 was $8.7 million, of which $5.2 million relates to net realized capital losses that will expire beginning in 2027 if not utilized and $3.5 million relates to net unrealized capital losses. The tax benefit of the capital loss carryforwards as of December 31, 2022 was $10.3 million, of which $4.1 million relates to net realized capital losses and $6.2 million relates to net unrealized capital losses. A full valuation allowance has been recorded against this amount as of December 31, 2023 and 2022.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2023	2022	2021
	(in thousands)
Balance at January 1	$3,745	$3,771	$3,449
Increases related to prior year tax positions	1,710	(81)	11
Increases related to current year tax positions	625	568	672
Settlements with taxing authority	—	—	—
Effect of the expiration of statutes of limitation	(805)	(513)	(361)
Balance at December 31	$5,275	$3,745	$3,771
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. In 2023, 2022, and 2021, the Company recognized expense (benefit) of $0.2 million, $0.0 million, and $0.0 million, respectively, for interest and penalties on uncertain tax positions. As of December 31, 2023 and 2022, the Company accrued approximately $0.3 million and $0.1 million, respectively, for the payment of interest and penalties related to uncertain tax positions.
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

As of December 31, 2023 and 2022, assets held for sale were $1.1 million and $14.0 million, respectively. A roll-forward of the Assets held-for-sale activity for the twelve months ended December 31, 2023 and 2022 is as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Assets Held-For-Sale Activity for the twelve months ended December 31, 2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2022	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale (a)	(5,777)	(16,470)	(22,247)
Realized gains	147	10,179	10,326
Realized losses	(963)	—	(963)
Ending balance as of December 31, 2023	$1,135	$—	$1,135

	Assets Held-For-Sale Activity for the twelve months ended December 31, 2022
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2021	$23,158	$6,291	$29,449
Additions	—	—	—
Proceeds from sale	(12,580)	—	(12,580)
Impairment charge	(6,303)	—	(6,303)
Realized gains	3,460	—	3,460
Realized losses	(7)	—	(7)
Ending balance as of December 31, 2022	$7,728	$6,291	$14,019

(a)Proceeds from sale includes $1.3 million in tax receivable and withheld at sale for commercial real estate transactions and refundable upon filing of the Company's 2023 returns.

During the second quarter of 2022, the Company sold three ATR-72 aircraft and recognized a $2.6 million gain on the transactions, which was recorded in Other operating expense in the consolidated statements of operations. During the third quarter of 2022, the Company estimated the fair value of its remaining ATR-42 and ATR-73 aircraft, using available market information and in consideration of recent transactions, which resulted in the recognition of a $6.3 million impairment charge, which was recorded as a Special item in the Consolidated Statements of Operations. In addition, during the second half of 2022, the Company sold rotables and expendable aircraft parts related to the ATR-42 and ATR-72 aircraft fleet and recognized a $0.9 million gain, which was recorded in Other operating expense in the consolidated statements of operations.

During the second quarter of 2023, the Company sold one ATR-42 aircraft and recognized a $0.4 million loss, which was recorded in Other operating expense in the consolidated statements of operations. During the fourth quarter of 2023, the Company recorded a $0.5 million loss related to broker fee adjustments, which was recorded in Other operating expense in the consolidated statements operations.

In February 2023, the Company entered into a sale agreement for the sale of its commercial real estate and recognized a gain on sale of $10.2 million, which was recorded in Other operating expense in the consolidated statements of operations. The sale closed in March 2023.

In October 2023, the Company completed the sale of its last ATR 72-200 aircraft, which did not result in a gain or loss on the transaction. As of December 31, 2023, the Assets held-for-sale balance was $1.1 million comprised of ATR spare parts and supplies, which are expected to be sold in the first half of 2024.
13. Special Items
Special items in the Consolidated Statements of Operations consisted of the following:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating special items:
Merger Agreement related fees (1)	$10,561	$—	$—
Contract termination fee (2)	—	12,500	—
Assets held-for-sale impairment (3)	—	6,303	—
Ohana by Hawaiian termination (4)	—	—	8,983
Total Operating special items	$10,561	$18,803	$8,983
(1) During the twelve months ended December 31, 2023, the Company incurred $10.6 million of legal, advisory and other fees related to the Merger Agreement with Alaska Air Group. Refer to Note 2 to the Notes to Consolidated Financial Statements for additional discussion.
(2)In December 2022, the Company entered into a Memorandum of Understanding (MOU) with its third-party service provider to early terminate its Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS). The Amended CFS was originally scheduled to run through December 2027, and will now terminate in April 2023. In connection with the MOU, the Company agreed to pay a total of $12.5 million in termination fees, which was recognized at execution as a Special item in the Consolidated Statements of Operations.
(3)As discussed in Note 12, during the year ended December 31, 2022, the Company recognized impairment of $6.3 million related to its assets held-for-sale.
(4)In the second quarter of 2021, the Company announced the termination of its 'Ohana by Hawaiian operations. The Company wrote-down the asset group to fair value, less cost to sell by approximately $6.4 million. Additionally, the Company recorded a one-time charge of approximately $2.6 million for the early termination of its CPA.

14. Employee Benefit Plans
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
In February 2023, the Pilots ratified a new four-year CBA, which included enhancements to the Company's postretirement and disability plans. The impact of this amendment is reflected in the table below.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2023		2022
	Pension	Other	Pension	Other
	(in thousands)
Change in projected benefit obligations
Benefit obligations, beginning of year	$(337,545)	$(132,705)	$(452,625)	$(165,729)
Service cost	—	(7,001)	—	(9,568)
Interest cost	(18,095)	(7,875)	(13,101)	(5,220)
Actuarial gains (losses)	(10,438)	(10,337)	102,544	42,834
Benefits paid	26,500	7,783	25,637	6,728
Plan amendments	—	(3,711)	—	(1,750)
Benefit obligation at end of year (a)	$(339,578)	$(153,846)	$(337,545)	$(132,705)
Change in plan assets
Fair value of assets, beginning of year	$286,852	$39,894	$405,366	$44,632
Actual return on plan assets	36,971	5,314	(93,701)	(6,879)
Employer contribution	—	4,767	—	4,045
Benefits paid	(25,703)	(3,040)	(24,813)	(1,904)
Fair value of assets at end of year	$298,120	$46,935	$286,852	$39,894
Unfunded status at December 31	$(41,458)	$(106,911)	$(50,693)	$(92,811)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(770)	$(6,858)	$(789)	$(6,941)
Noncurrent benefit liability	(40,688)	(100,053)	(49,904)	(85,870)
	$(41,458)	$(106,911)	$(50,693)	$(92,811)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$95,856	$(39,904)	$106,906	$(49,505)
Prior service cost (credit)	—	8,010	—	5,002
	$95,856	$(31,894)	$106,906	$(44,503)
_______________________________________________________________________________
(a)The accumulated pension benefit obligation as of December 31, 2023 and 2022 was $339.6 million and $337.5 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the net periodic benefit cost:

	2023		2022		2021
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$—	$7,001	$—	$9,568	$—	$11,744
Other cost:
Interest cost	18,095	7,875	13,101	5,220	12,216	4,769
Expected return on plan assets	(19,457)	(2,662)	(23,809)	(2,077)	(23,327)	(1,785)
Recognized net actuarial loss (gain)	3,975	(1,915)	2,596	(533)	4,407	(212)
Prior service cost	—	703	—	438	—	370
Net periodic benefit cost	$2,613	$11,002	$(8,112)	$12,616	$(6,704)	$14,886
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$(7,076)	$7,686	$14,966	$(35,051)	$(32,709)	$(16,989)
Current year prior service cost	—	3,711	—	1,750	—	—
Amortization of actuarial gain (loss)	(3,975)	1,915	(2,596)	533	(4,407)	212
Amortization of prior service cost	—	(703)	—	(438)	—	(370)
Total recognized in other comprehensive loss	$(11,051)	$12,609	$12,370	$(33,206)	$(37,116)	$(17,147)
Total recognized in net periodic benefit cost and other comprehensive loss	$(8,438)	$23,611	$4,258	$(20,590)	$(43,820)	$(2,261)
Service costs are recorded within Wages and benefits in the Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the Nonoperating income (expense), other line item in the Consolidated Statements of Operations. During the twelve months ended December 31, 2023 and 2022, the Company was not required to and did not make cash contributions to its defined benefit plan. The Company contributed $4.8 million and $4.0 million to its disability plan during the twelve months ended December 31, 2023 and 2022, respectively.

The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2023		2022		2023	2022	2023		2022
Discount rate to determine net periodic benefit expense	5.58%		2.98%		5.57%	3.02%	5.15%		3.03%
Discount rate to determine projected benefit obligation	5.21%		5.58%		5.21%	5.57%	5.15%		5.52%
Expected return on plan assets	7.10%	**	6.06%		N/A	N/A	6.15%	**	4.35%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		6.75%	6.25%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		7	5	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.50%	6.75%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		7	8	N/A		N/A
_______________________________________________________________________________
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.50% to 8.75% and 2.00% to 7.25% in 2023 and 2022, respectively).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
** Expected return on plan assets used to determine the net periodic benefit expense for 2024 is 7.1% for Pension and 6.9% for Disability.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2024 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$3,490	$(2,328)
Amortization of prior service cost	—	691
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$3,490	$(1,637)
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2023 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2023	Target
Equity securities	54%	60%
Fixed income securities	42%	35%
Real estate investment trusts	4%	5%
	100%	100%
The table below presents the fair value of the Company's pension plan and other postretirement plan investments:

	Fair Value Measurements as of December 31,
	2023	2022
	(in thousands)
Pension Plan Assets:
Equity index funds	$161,080	$158,580
Fixed income funds	120,296	113,029
Real estate investment fund	13,613	12,844
Insurance company pooled separate account	3,131	2,399
Total	$298,120	$286,852
Postretirement Assets:
Cash and cash equivalents	$211	$—
Common collective trust fund	46,719	39,716
Money market fund	5	178
	$46,935	$39,894
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
Based on current legislation and assumptions, the Company does not expect to have a minimum contribution requirement for 2024 as sufficient funding balance exists to cover all funding requirements in 2023. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

	Pension Benefits	Other Benefits
	(in thousands)
2024	$27,014	$10,079
2025	27,139	10,181
2026	27,245	10,511
2027	27,280	10,847
2028	27,224	11,155
2028 - 2032	130,052	63,776
	$265,954	$116,549
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground personnel, and salaried personnel. Contributions to the Company's defined contribution plans were $71.7 million, $57.0 million and $47.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

15. Amazon Agreement
Air Transportation Services Agreement (ATSA)

On October 20, 2022, Hawaiian and Amazon.com Services LLC (Customer), a wholly owned subsidiary of Amazon.com, Inc. (Amazon), entered into an ATSA under which the Company will provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years.

The ATSA provides for the Company to initially operate ten A330-300F aircraft for air cargo transportation services, with the Customer having the right to enter into work orders for additional aircraft. The Company will supply flight crews, fuel, perform

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay the Company a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse the Company for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Operations under the ATSA commenced in October 2023 with the service of one aircraft and is anticipated to expand to six aircraft by the end of 2024.

Warrant Agreement

The Company and Amazon also entered into a Transaction Agreement, under which, the Company agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly owned subsidiary of Amazon, a warrant (the Warrant) to acquire up to 9,442,443 shares (the Warrant Shares), of the Company's common stock, par value $0.01 per share, valued at approximately $82.5 million, which will be recognized as a reduction of revenue over the vesting period. At execution, 1,258,992 Warrant Shares, valued at $11.6 million, vested upon warrant issuance. The remaining Warrant Shares will vest in increments of 40,017 Warrant Shares for each milestone of $9.0 million in qualifying payments to be made by Amazon or its affiliates either under the ATSA or generally with respect to air cargo or air charter services (the Performance Condition), excluding commercial passenger service, up to $1.8 billion in the aggregate. Subject to certain conditions, including vesting, the Warrant may be exercised, in whole or in part and for cash or on a net exercise basis, at any time before October 20, 2031. The exercise price with respect to the first 6,294,962 Warrant Shares that vest will be $14.71 per share (the First Tranche). The exercise price with respect to the remaining 3,147,481 Warrant Shares (Second Tranche) will be determined based on the 30-day volume-weighted average price of the Company's common stock as of the earlier of (i) October 20, 2025, or (ii) the date that the entire First Tranche is vested. The exercise prices and the Warrant Shares issuable are subject to customary antidilution adjustments.

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. For the Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $29.0 million, or $9.22 per Warrant Share as of December 31, 2023. As the grant date has not yet been established, the Company will estimate the value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial impact related to the Second Tranche for unvested shares under ASC 718. At its grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

The First Tranche of Warrant Shares was valued, at contract execution, using the Monte Carlo Simulation model, based on the following assumptions; (i) exercise price of $14.71, (ii) risk-free interest rate of 4.28%, (iii) dividend yield of 0.00%, (iv) expected life of 9.0 years, and (v) volatility of 54.0%. The Company valued the Second Tranche using a Monte Carlo Simulation model, using the above referenced assumptions, as well as an estimate for the weighted average price of Holding's common stock over the 30 trading days immediately preceding the earlier of (i) the 3-year anniversary of executing the Warrant Agreement or (ii) full vesting of the First Tranche.

As discussed above, 1,258,992 Warrant Shares (included in First Tranche), with a value of $11.6 million, vested at execution of the ATSA, and was recorded in Other assets in the Consolidated Balance Sheet. The $11.6 million will be recognized as contra-revenue pro rata with estimated revenue earned over the term of the ATSA. For the remaining Warrant Shares, the value of Warrant Shares, at grant date, will be recognized as a reduction of the transaction price of the Company's flight services performance obligation over the term of the ATSA as revenue is earned with an offsetting entry to Capital in excess of par. During the years ended December 31, 2023, 2022 and 2021, we recognized contra-revenue of $0.2 million, $0.0 million, and $0.0 million related to the vesting of Warrant Shares. As of December 31, 2023 and 2022, the Company had approximately $11.6 million and $11.6 million recorded in Other assets.
16. Capital Stock and Share-based Compensation
Common Stock

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

Dividends
Pursuant to the Company's receipt of financial assistance under the federal government's Payroll Support Programs, the Company was restricted from making dividend payments until September 30, 2022. The Company did not make any dividend payments during the twelve months ended December 31, 2023, 2022, and 2021.
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

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $9.2 million, $7.9 million and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, $8.9 million of share-based compensation expense related to unvested RSU (inclusive of $0.5 million for RSU granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.7 years.

Performance and Market-Based RSU

During 2023, the Company granted performance-based RSUs covering 586,136 shares of common stock (the Target Award) with a maximum payout of 1,172,272 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three-year period. The 2023 performance-based RSU include a performance and a market condition. These awards were valued using a binomial-lattice model (i.e. Monte Carlo simulation model). The Monte Carlo Simulation model required key assumptions: including the (a) expected volatility of the Company's common stock, (b) expected life of the RSU, (c) risk-free interest rate, and (d) dividend yield. The Company valued the 2023 awards at $5.7 million, which will be recognized as stock-based compensation expense over the vesting period. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

During 2022, the Company granted two types of performance-based RSUs covering 143,849 shares of common stock (the Target Award) with a maximum payout of 254,530 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period and were valued as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2021	441,953	$30.98
Granted	141,473	21.52
Vested	(67,695)	37.20
Forfeited	(70,108)	39.09
Non-vested at December 31, 2021	445,623	$25.76
Granted	143,849	18.51
Vested	(101,125)	23.82
Forfeited	(73,318)	31.03
Non-vested at December 31, 2022	415,029	$22.78
Granted	586,136	9.64
Vested	—	—
Forfeited (a)	(143,215)	28.05
Non-vested at December 31, 2023	857,950	$12.93

(a) Includes restricted shares granted in 2020 in which the performance metric was not met and the shares did not vest.

The fair value of performance-based RSUs vested in the years ended December 31, 2023, 2022 and 2021 was $0.0 million, $2.4 million and $1.9 million, respectively.

Service-Based RSU

During 2023, the Company awarded 895,758 service-based RSUs to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes information about outstanding service-based RSUs:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2021	447,831	$23.09
Granted	270,282	21.65
Vested	(248,432)	21.75
Forfeited	(12,313)	20.12
Non-vested at December 31, 2021	457,368	$23.09
Granted	274,832	18.15
Vested	(251,024)	24.03
Forfeited	(11,002)	22.12
Non-vested at December 31, 2022	470,174	$19.74
Granted	895,758	8.71
Vested	(557,728)	15.88
Forfeited	(51,197)	11.42
Non-vested at December 31, 2023	757,007	$10.05

The fair value of service-based RSUs vested in 2023, 2022, and 2021 was $8.9 million, $6.0 million and $5.4 million, respectively.

17. Commitments and Contingent Liabilities
Commitments

The Company has commitments with third-party service providers for reservations, IT, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts.

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2024	$475,663	$27,939	$503,602
2025	630,189	16,739	646,928
2026	425,730	10,346	436,076
2027	252,871	7,749	260,620
2028	—	2,774	2,774
Thereafter	—	58,149	58,149
	$1,784,453	$123,696	$1,908,149
As of December 31, 2023, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	12	8	Between 2024 and 2027
General Electric GEnx spare engines:
B787-9 spare engines	3	1	Between 2023 and 2027

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
In February 2024, the Company took delivery of its first Boeing 787-9 aircraft under a purchase assignment and leaseback transaction. The aircraft is anticipated to be placed into revenue service in April 2024.
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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2023 and 2022, there were no holdbacks held with the Company's credit card processors.

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
Labor Negotiations
As of December 31, 2023, approximately 80.8% of employees were represented by unions.
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
Additionally, the CBA for employees represented by the Air Line Pilots Association (ALPA), which represents 15.5% of employees, became amendable on July 1, 2022. In February 2023, the Company and employees represented by ALPA voted to ratify a new four year CBA, which includes, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

18. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$73,074	$85,370	$91,927
Cash payments (refunds) for income taxes	(69,487)	1,233	(23,123)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a finance lease	—	—	8,121
Right-of-use assets acquired under operating leases	37,139	2,625	—

19. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 19 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 9, the Company (which is also referred to in this Note 19 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of Holdings, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,715,781	$56,179	$(55,676)	$2,716,284
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	766,133	—	—	766,133
Wages and benefits	—	951,524	—	—	951,524
Aircraft rent	—	109,741	—	—	109,741
Maintenance materials and repairs	—	244,358	(62)	—	244,296
Aircraft and passenger servicing	—	176,698	—	—	176,698
Commissions and other selling	47	116,891	557	(363)	117,132
Depreciation and amortization	—	133,615	—	—	133,615
Other rentals and landing fees	—	171,390	—	(19)	171,371
Purchased services	200	143,999	886	(263)	144,822
Special items	—	10,561	—	—	10,561
Other	7,411	238,189	(6,503)	(55,031)	184,066
Total	7,658	3,063,099	(5,122)	(55,676)	3,009,959
Operating Income (Loss)	(7,658)	(347,318)	61,301	—	(293,675)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(253,566)	(17,199)	—	270,765	—
Interest expense and amortization of debt discounts and issuance costs	—	(19,573)	(73,967)	3,000	(90,540)
Interest income	734	54,583	4,914	(3,000)	57,231
Capitalized interest	—	8,833	—	—	8,833
Other components of net periodic benefit cost	—	(6,614)	—	—	(6,614)
Losses on fuel derivatives	—	(12,619)	—	—	(12,619)
Losses on investments, net	—	(602)	—	—	(602)
Gains on foreign debt	—	11,500	—	—	11,500
Other, net	—	(1,308)	—	—	(1,308)
Total	(252,832)	17,001	(69,053)	270,765	(34,119)
Loss Before Income Taxes	(260,490)	(330,317)	(7,752)	270,765	(327,794)
Income tax benefit	—	(67,300)	—	—	(67,300)
Net Loss	$(260,490)	$(263,017)	$(7,752)	$270,765	$(260,494)
Comprehensive Loss	$(244,480)	$(247,003)	$(7,752)	$254,755	$(244,480)

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Balance Sheets
December 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$8,707	$113,026	$31,540	$—	$153,273
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	755,224	—	—	755,224
Accounts receivable, net	1,269	101,655	26,261	(23,327)	105,858
Income taxes receivable	—	669	—	—	669
Spare parts and supplies, net	—	60,115	—	—	60,115
Prepaid expenses and other	—	78,551	—	—	78,551
Total	9,976	1,109,240	75,051	(23,327)	1,170,940
Property and equipment at cost	—	3,164,145	—	—	3,164,145
Less accumulated depreciation and amortization	—	(1,150,529)	—	—	(1,150,529)
Property and equipment, net	—	2,013,616	—	—	2,013,616
Assets held for sale	—	262	873	—	1,135
Operating lease right-of-use assets	—	413,237	—	—	413,237
Long-term prepayments and other	—	121,097	1,200,000	(1,200,000)	121,097
Intangible assets	—	—	13,500	—	13,500
Intercompany receivable	(577,961)	(57,591)	—	635,552	—
Investment in consolidated subsidiaries	807,451	(17,309)	502	(790,644)	—
TOTAL ASSETS	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$784	$212,464	$590	$(14,615)	$199,223
Air traffic liability and current frequent flyer deferred revenue	—	623,324	10,021	—	633,345
Other accrued liabilities	—	170,651	13,652	(8,712)	175,591
Current maturities of long-term debt, less discount	—	43,857	—	—	43,857
Current maturities of finance lease obligations	—	10,053	—	—	10,053
Current maturities of operating leases	—	83,332	—	—	83,332
Total	784	1,143,681	24,263	(23,327)	1,145,401
Long-term debt	—	1,547,626	1,189,526	(1,200,000)	1,537,152
Intercompany payable	143,257	(573,873)	121,673	308,943	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	60,116	—	—	60,116
Noncurrent operating leases	—	303,119	—	—	303,119
Accumulated pension and other postretirement benefit obligations.	—	140,742	—	—	140,742
Other liabilities and deferred credits	—	77,154	—	—	77,154
Noncurrent frequent flyer deferred revenue	—	308,502	—	—	308,502
Deferred tax liabilities, net	—	65,914	—	—	65,914
Total	—	955,547	—	—	955,547
Shareholders' equity	95,425	509,571	(45,536)	(464,035)	95,425
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Balance Sheets
December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$28,620	$151,357	$49,145	$—	$229,122
Restricted cash	—	—	17,498	—	17,498
Short-term investments	—	1,147,193	—	—	1,147,193
Accounts receivable, net	—	106,321	25,785	(18,244)	113,862
Income taxes receivable	—	70,204	—	—	70,204
Spare parts and supplies, net	—	36,875	—	—	36,875
Prepaid expenses and other	—	63,524	29	—	63,553
Total	28,620	1,575,474	92,457	(18,244)	1,678,307
Property and equipment at cost	—	3,009,614	—	—	3,009,614
Less accumulated depreciation and amortization	—	(1,135,262)	—	—	(1,135,262)
Property and equipment, net	—	1,874,352	—	—	1,874,352
Assets held for sale	—	293	13,726	—	14,019
Operating lease right-of-use assets	—	459,128	—	—	459,128
Long-term prepayments and other	—	99,801	1,200,516	(1,200,000)	100,317
Intangible assets	—	—	13,500	—	13,500
Intercompany receivable	—	609,207	—	(609,207)	—
Investment in consolidated subsidiaries	767,831	(57,699)	502	(710,634)	—
TOTAL ASSETS	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$630	$207,294	$617	$(12,532)	$196,009
Air traffic liability and current frequent flyer deferred revenue	—	579,872	10,924	—	590,796
Other accrued liabilities	—	172,190	15,558	(5,712)	182,036
Current maturities of long-term debt, less discount	—	47,836	—	—	47,836
Current maturities of finance lease obligations	—	25,789	—	—	25,789
Current maturities of operating leases	—	77,858	—	—	77,858
Total	630	1,110,839	27,099	(18,244)	1,120,324
Long-term debt	—	1,599,330	1,184,559	(1,200,000)	1,583,889
Intercompany payable	462,556	—	146,651	(609,207)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	75,221	—	—	75,221
Noncurrent operating leases	—	347,726	—	—	347,726
Accumulated pension and other postretirement benefit obligations	—	135,775	—	—	135,775
Other liabilities and deferred credits	—	94,481	173	—	94,654
Noncurrent frequent flyer deferred revenue	—	318,369	—	—	318,369
Deferred tax liabilities, net	—	130,400	—	—	130,400
Total	—	1,101,972	173	—	1,102,145
Shareholders' equity	333,265	748,415	(37,781)	(710,634)	333,265
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$796,451	$4,560,556	$1,320,701	$(2,538,085)	$4,139,623

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Used In Operating Activities:	$(5,594)	$(139,285)	$(15,117)	$—	$(159,996)
Cash Flows From Investing Activities:
Net payments to affiliates	—	38,030	(8,418)	(29,612)	—
Additions to property and equipment, including pre-delivery deposits	—	(290,179)	—	—	(290,179)
Proceeds from disposition of property and equipment	15,293	119	5,682	—	21,094
Purchases of investments	—	(327,737)	—	—	(327,737)
Sales of investments	—	750,076	—	—	750,076
Net cash provided by (used in) investing activities	15,293	170,309	(2,736)	(29,612)	153,254
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(66,652)	—	—	(66,652)
Debt issuance costs	—	(9)	—	—	(9)
Net payments from affiliates	(29,612)	—	—	29,612	—
Other	—	(2,694)	—	—	(2,694)
Net cash provided by (used in) financing activities	(29,612)	(69,355)	—	29,612	(69,355)
Net decrease in cash and cash equivalents	(19,913)	(38,331)	(17,853)	—	(76,097)
Cash and cash equivalents—Beginning of Period	28,620	151,357	66,643	—	246,620
Cash and cash equivalents—End of Period	$8,707	$113,026	$48,790	$—	$170,523

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2022

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Used In Operating Activities:	$(5,401)	$(20,253)	$(32,098)	$—	$(57,752)
Cash Flows From Investing Activities:
Net payments to affiliates	—	(47,553)	34,335	13,218	—
Additions to property and equipment, including pre-delivery deposits	—	(47,532)	—	—	(47,532)
Proceeds from disposition of property and equipment	—	186	11,996	—	12,182
Purchases of investments	—	(859,833)	—	—	(859,833)
Sales of investments	—	880,161	—	—	880,161
Net cash provided by (used in) investing activities	—	(74,571)	46,331	13,218	(15,022)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(184,306)	—	—	(184,306)
Debt issuance costs	—	(2,236)	—	—	(2,236)
Net payments from affiliates	13,218	—	—	(13,218)	—
Other	—	(1,892)	—	—	(1,892)
Net cash provided by (used in) financing activities	13,218	(188,434)	—	(13,218)	(188,434)
Net increase (decrease) in cash and cash equivalents	7,817	(283,258)	14,233	—	(261,208)
Cash, cash equivalents, and restricted cash—Beginning of Period	20,803	434,615	52,410	—	507,828
Cash and cash equivalents—End of Period	$28,620	$151,357	$66,643	$—	$246,620

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2021

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(7,489)	$277,635	$(18,808)	$—	$251,338
Cash Flows From Investing Activities:
Net payments to affiliates	2,725	1,179,100	(1,110,610)	(71,215)	—
Additions to property and equipment, including pre-delivery deposits	—	(38,812)	(452)	—	(39,264)
Net proceeds from disposition of equipment	—	228	527	—	755
Purchases of investments	—	(1,856,035)	—	—	(1,856,035)
Sales of investments	—	958,242	—	—	958,242
Net cash provided by (used in) investing activities	2,725	242,723	(1,110,535)	(71,215)	(936,302)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	68,132	—	—	—	68,132
Long-term borrowings	—	51,705	1,200,000	—	1,251,705
Repayments of long-term debt and finance lease obligations	—	(611,725)	—	—	(611,725)
Debt issuance costs	—	(112)	(24,664)	—	(24,776)
Net payments from affiliates	(68,490)	—	(2,725)	71,215	—
Other	1,837	(2,020)	—	—	(183)
Net cash provided by (used in) financing activities	1,479	(562,152)	1,172,611	71,215	683,153
Net increase in cash and cash equivalents	(3,285)	(41,794)	43,268	—	(1,811)
Cash, cash equivalents, and restricted cash—Beginning of Period	24,088	476,409	9,142	—	509,639
Cash, cash equivalents, and restricted cash—End of Period	$20,803	$434,615	$52,410	$—	$507,828
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2024

ITEM 9B.    OTHER INFORMATION.
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
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2023, 2022 and 2021.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2023, 2022 and 2021.
iv.    Consolidated Balance Sheets, December 31, 2023 and 2022.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2023, 2022 and 2021.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021.
vii.    Notes to Consolidated Financial Statements.
(2)Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.
The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 18 to the Consolidated Financial Statements. All other schedules have been omitted because they are not required.

(b)Exhibits: The documents listed in the Exhibit Index of the Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

2.1
Agreement and Plan of Merger, dated as of December 2, 2023, among Alaska Air Group, Inc., Marlin Acquisition Corp. and Hawaiian Holdings, Inc. (filed as Exhibit 2.1 to the Form 8-K, File No. 001-31443, filed by Hawaiian Holdings, Inc. on December 4, 2023).*

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form 8-K, File No. 001-31443, filed by Hawaiian Holdings, Inc. on August 5, 2022).*
4.1	Description of Securities (filed as Exhibit 4.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 15, 2023 and incorporated herein by reference).*
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

10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+
10.2	Hawaiian Holdings, Inc. 2016 Management Incentive Plan (filed as Exhibit 10.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.3	Hawaiian Holdings, Inc. Outside Director Compensation Policy (filed as Exhibit 10.10 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.4	Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*+
10.5	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.6	Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.7	Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.8	Hawaiian Holdings, Inc. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 23, 2023).*
10.9	Form of Change in Control and Severance Agreement for executive officers (filed as Exhibit 10.21 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
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
10.28
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.29
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.30
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.31
Supplemental Agreement to that certain Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc., dated as of December 30, 2022, between Hawaiian Airlines, Inc. and the Boeing Company (filed as Exhibit 10.31 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 15, 2023 and incorporated herein by reference).*‡

10.32
General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.36 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.33
Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.37 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.34
Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc. (filed as Exhibit 10.38 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*‡

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019), Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).*

10.36
Amended and Restated Credit and Guaranty Agreement, dated as of August 17, 2022, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 31, 2022).*

10.37
Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 7, 2020).*

10.38
Loan and Guarantee Agreement, dated as of September 25, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.39
Amended and Restated Loan and Guarantee Agreement, dated as of October 23, 2020, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, The United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 28, 2020).*

10.40
Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, among Hawaiian Airlines, Inc., as borrower, Hawaiian Holdings, Inc., the guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as administrative agent and collateral agent (filed as Exhibit 10.39 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.41
Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.40 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 12, 2021).*

10.42
Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 29, 2021).*

10.43
Transaction Agreement, dated as of October 20, 2022, by and between Hawaiian Holdings, Inc. and Amazon.com, Inc. (filed as Exhibit 10.1 to the Form S-3 filed by Hawaiian Holdings, Inc. on November 18, 2022)*‡

10.44
Air Transportation Services Agreement, dated as of October 20, 2022, by and between Hawaiian Airlines, Inc. and Amazon.com Services LLC (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 15, 2023 and incorporated herein by reference).*‡

21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Hawaiian Holdings, Inc. Compensation Recovery Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022 and 2021

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2023	$739	890		—	(859)	(a)	$770
2022	$844	1,407		—	(1,512)	(a)	$739
2021	$2,096	317		—	(1,569)	(a)	$844
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2023	$21,139	5,132	(b)	—	(2,187)	(c)	$24,084
2022	$18,733	3,312	(b)	—	(906)	(c)	$21,139
2021	$17,977	3,213	(b)	—	(2,457)	(c)	$18,733
Valuation Allowance on Deferred Tax Assets
2023	$31,867	9,413		—	—		$41,280
2022	$14,062	17,805		—	—		$31,867
2021	$9,617	4,445		—	—		$14,062

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

HAWAIIAN HOLDINGS, INC.
February 15, 2024	By	/s/ SHANNON L. OKINAKA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2024.

Signature	Title

/s/ PETER R. INGRAM	President and Chief Executive Officer, and Director (Principal Executive Officer)
Peter R. Ingram
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ WENDY A. BECK	Director
Wendy A. Beck
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ C. JAYNE HRDLICKA	Director
C. Jayne Hrdlicka
/s/ MICHAEL E. MCNAMARA	Director
Michael E. McNamara
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ MARK D. SCHNEIDER	Director
Mark D. Schneider
/s/ DANIEL W. AKINS	Director
Daniel W. Akins
/s/ CRAIG E. VOSBURG	Director
Craig E. Vosburg
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern