Form 10-Q
period 2024-03-31
HAWAIIAN HOLDINGS INC
filed 2024-04-24
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 19, 2024, 51,848,906 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating Revenue:
Passenger	$583,448	$548,526
Other	62,119	64,077
Total	645,567	612,603
Operating Expenses:
Wages and benefits	261,935	241,933
Aircraft fuel, including taxes and delivery	188,778	197,625
Maintenance, materials and repairs	70,971	50,287
Aircraft and passenger servicing	45,424	42,532
Depreciation and amortization	32,967	32,667
Aircraft rent	29,706	28,171
Commissions and other selling	28,443	28,238
Other rentals and landing fees	43,127	38,720
Purchased services	38,475	35,072
Special items	8,482	—
Other	45,905	34,785
Total	794,213	730,030
Operating Loss	(148,646)	(117,427)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(24,069)	(22,880)
Interest income	10,021	16,465
Capitalized interest	3,134	1,458
Losses on fuel derivatives	(582)	(5,065)
Other components of net periodic benefit cost	(927)	(1,494)
Gains on investments, net	470	697
Gains on foreign debt	8,519	2,260
Other, net	(770)	155
Total	(4,204)	(8,404)
Loss Before Income Taxes	(152,850)	(125,831)
Income tax benefit	(15,285)	(27,574)
Net Loss	$(137,565)	$(98,257)
Net Loss Per Share
Basic	$(2.65)	$(1.91)
Diluted	$(2.65)	$(1.91)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,838	51,507
Diluted	51,838	51,507
'
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net Loss	$(137,565)	$(98,257)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $114 and net of tax benefit of $2,316 for 2024 and 2023, respectively	350	(7,078)
Net change in available-for-sale investments, net of tax expense of $250 and $1,645 for 2024 and 2023, respectively	767	5,026
Total other comprehensive income (loss)	1,117	(2,052)
Total Comprehensive Loss	$(136,448)	$(100,309)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$230,865	$153,273
Restricted cash	17,250	17,250
Short-term investments	666,432	755,224
Accounts receivable, net	99,117	105,858
Income taxes receivable	642	669
Spare parts and supplies, net	65,444	60,115
Prepaid expenses and other	80,304	78,551
Total	1,160,054	1,170,940
Property and equipment, less accumulated depreciation and amortization of $1,160,495 and $1,150,529 as of March 31, 2024 and December 31, 2023, respectively	2,104,442	2,013,616
Other Assets:
Assets held-for-sale	1,091	1,135
Operating lease right-of-use assets	393,769	413,237
Long-term prepayments and other	118,057	121,097
Intangible assets, net	13,500	13,500
Total Assets	$3,790,913	$3,733,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,848	$199,223
Air traffic liability and current frequent flyer deferred revenue	757,855	633,345
Other accrued liabilities	165,430	175,591
Current maturities of long-term debt, less discount	75,132	43,857
Current maturities of finance lease obligations	8,791	10,053
Current maturities of operating leases	79,281	83,332
Total	1,301,337	1,145,401
Long-Term Debt	1,612,235	1,537,152
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	56,269	60,116
Noncurrent operating leases	283,836	303,119
Accumulated pension and other post-retirement benefit obligations	142,367	140,742
Other liabilities and deferred credits	78,499	77,154
Noncurrent frequent flyer deferred revenue	304,099	308,502
Deferred tax liability, net	52,492	65,914
Total	917,562	955,547
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 51,848,616 and 51,824,362 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	518	518
Capital in excess of par value	294,599	293,797
Accumulated loss	(257,303)	(119,738)
Accumulated other comprehensive loss, net	(78,035)	(79,152)
Total	(40,221)	95,425
Total Liabilities and Shareholders’ Equity	$3,790,913	$3,733,525
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2023	$518	$—	$293,797	$(119,738)	$(79,152)	$95,425
Net Loss	—	—	—	(137,565)	—	(137,565)
Other comprehensive income, net	—	—	—	—	1,117	1,117
Issuance of 24,254 shares of common stock, net of shares withheld for taxes	—	—	(200)	—	—	(200)
Amazon warrant vesting	—	—	131	—	—	131
Share-based compensation expense	—	—	871	—	—	871
Balance at March 31, 2024	$518	$—	$294,599	$(257,303)	$(78,035)	$(40,221)

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2024 and December 31, 2023.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2024 and December 31, 2023.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(98,257)	—	(98,257)
Other comprehensive loss, net	—	—	—	—	(2,052)	(2,052)
Issuance of 131,858 shares of common stock, net of shares withheld for taxes	1	—	(1,067)	—	—	(1,066)
Share-based compensation expense	—	—	1,430	—	—	1,430
Balance at March 31, 2023	$515	$—	$287,524	$42,499	$(97,218)	$233,320

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2023 and December 31, 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2023 and December 31, 2022.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2024	2023
	(unaudited)
Net cash provided by Operating Activities	$254	$118,291
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(127,018)	(106,215)
Proceeds from the disposition of aircraft and aircraft related equipment	105	9,563
Purchases of investments	(15,824)	(96,806)
Proceeds from sales and maturities of investments	109,485	144,069
Net cash used in investing activities	(33,252)	(49,389)
Cash flows from Financing Activities:
Long-term borrowings	131,400	—
Repayments of long-term debt and finance lease obligations	(18,760)	(24,953)
Debt issuance costs and discounts	(1,849)	—
Payment for taxes withheld for stock compensation	(201)	(1,066)
Net cash provided by (used in) financing activities	110,590	(26,019)
Net increase in cash and cash equivalents	77,592	42,883
Cash, cash equivalents, and restricted cash - Beginning of Period	170,523	246,620
Cash, cash equivalents, and restricted cash - End of Period	$248,115	$289,503

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$1,688	$—

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (Holdings) and its direct wholly owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. References to the "Company", "we", "us", and "our" in these Notes to Consolidated Financial Statements include both Holdings and Hawaiian unless the context requires otherwise.

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

2. Merger Agreement with Alaska Air Group
On December 2, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Alaska Air Group, Inc., a Delaware corporation (Alaska), and Marlin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alaska (Merger Sub), pursuant to which, subject to satisfaction or waiver of conditions therein, Merger Sub will merge with and into the Company (the Merger), with the Company surviving as a wholly owned subsidiary of Alaska.
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
Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders, which was obtained on February 16, 2024; performance by the parties in all material respects of all their obligations under the Merger Agreement; the receipt of required regulatory approvals; and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.

On February 7, 2024, the Company and Alaska each received a request for additional information and documentary material (together, the Second Request) from the Department of Justice (the DOJ) in connection with the DOJ’s review of the Merger. On March 27, 2024, the Company and Alaska entered into a timing agreement with the DOJ pursuant to which we agreed, among other things, not to consummate the Merger before 90 days following the date on which both parties have certified substantial compliance with the Second Request unless we have received written notice from the DOJ prior to the end of such 90-day period that the DOJ has closed its investigation of the Merger.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, the Company may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.
The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.
During the three months ended March 31, 2024 and 2023, the Company incurred $8.5 million and $0.0 million, respectively, of costs related to the Merger Agreement, which was recorded as a Special item in the Consolidated Statements of Operations.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended March 31,		Affected line items in the consolidated statements of operations where net income is presented
	2024	2023
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$290	$450	Nonoperating income (expense), other, net
Prior service cost	173	145	Nonoperating income (expense), other, net
Total before tax	463	595
Tax benefit	(114)	(147)
Total, net of tax	$349	$448
Short-term investments
Realized gain on sales of investments	$(79)	$(393)	Gains (losses) on investments, net
Realized loss on sales of investments	30	911	Gains (losses) on investments, net
Total before tax	(49)	518
Income tax expense	12	128
Total, net of tax	$(37)	$646
Total reclassifications for the period	$312	$1,094

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2024 and 2023 is as follows:

Three months ended March 31, 2024	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(60,677)	$(18,475)	$(79,152)
Other comprehensive income before reclassifications, net of tax	1	804	805
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	349	(37)	312
Net current-period other comprehensive income	350	767	1,117
Ending balance	$(60,327)	$(17,708)	$(78,035)

Three months ended March 31, 2023	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(7,526)	4,380	(3,146)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	448	646	1,094
Net current-period other comprehensive income (loss)	(7,078)	5,026	(2,052)
Ending balance	$(66,517)	$(30,701)	$(97,218)

4. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 705,999 and 95,819 for the three months ended March 31, 2024 and 2023, respectively. Certain warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of March 31, 2024 and 2023, the unvested Amazon warrant shares excluded from antidilutive shares were 8,183,451 for both periods. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional discussion.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except for per share data)
Numerator:
Net Loss	$(137,565)	$(98,257)
Denominator:
Weighted average common stock shares outstanding - Basic	51,838	51,507
Dilutive effect of share-based awards and warrants	—	—
Weighted average common stock shares outstanding - Diluted	51,838	51,507
Net Loss Per Share
Basic	$(2.65)	$(1.91)
Diluted	$(2.65)	$(1.91)

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

	Three Months Ended March 31,
	2024	2023
Geographic Information	(in thousands)
Domestic	$492,410	$486,129
Pacific	153,157	126,474
Total operating revenue	$645,567	$612,603

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which is mobile across geographic markets, and therefore has not been allocated to specific geographic regions.
Other operating revenue consists of cargo revenue, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended March 31,
	2024	2023
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$539,622	$505,962
Frequent flyer revenue, transportation component	43,826	42,564
Passenger Revenue	$583,448	$548,526

Other revenue (e.g., cargo and other miscellaneous)	$33,547	$35,139
Frequent flyer revenue, marketing and brand component	28,572	28,938
Other Revenue	$62,119	$64,077

As of March 31, 2024 and December 31, 2023, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $539.1 million and $423.1 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended March 31, 2024 and 2023, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $250.2 million and $294.5 million, respectively.

Non-refundable tickets sold and credits issued generally expire 13 months from the date of issuance or scheduled flight, as applicable. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, and forecasted trends, including weather or other events impacting customer travel. During the three months ended March 31, 2024 and 2023, the Company recognized advanced breakage of $17.4 million and $12.6 million, respectively. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	March 31, 2024	December 31, 2023
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$211,321	$201,418
Noncurrent frequent flyer deferred revenue	304,099	308,502
Total frequent flyer liability	$515,420	$509,920

The table below presents a roll forward of Frequent flyer deferred revenue for the three months ended March 31, 2024 and 2023:

	2024	2023
	(in thousands)
Total frequent flyer liability - beginning balance	$509,920	$484,580
Miles awarded	50,860	54,502
Travel miles redeemed (Passenger Revenue)	(43,826)	(42,564)
Non-travel miles redeemed (Other Revenue)	(1,534)	(1,226)
Total frequent flyer liability - ending balance	$515,420	$495,292

6.  Short-Term Investments

The following is a summary of short-term investments held as of March 31, 2024 and December 31, 2023:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$160,488	$217	$(11,617)	$149,088
U.S. government and agency securities	309,856	37	(4,819)	305,074
Other fixed income securities	33,843	33	(5,261)	28,615
Asset-backed securities	29,659	100	(1,207)	28,552
Collateralized loan obligations	36,270	25	(800)	35,495
Bank notes	8,672	—	(182)	8,490
Total debt securities	578,788	412	(23,886)	555,314
Derivatives	492	1,163	(148)	1,507
Equity securities	119,015	—	(10,504)	108,511
Other investments measured at net asset value	1,000	100	—	1,100
Total short-term investments	$699,295	$1,675	$(34,538)	$666,432

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$217,777	$440	$(10,717)	$207,500
U.S. government and agency securities	305,169	168	(4,908)	300,429
Other fixed income securities	35,319	42	(6,847)	28,514
Asset-backed securities	24,298	69	(1,281)	23,086
Collateralized loan obligations	39,628	83	(1,335)	38,376
Bank notes	9,118	—	(204)	8,914
Total debt securities	631,309	802	(25,292)	606,819
Derivatives	233	1,026	(745)	514
Equity securities	161,677	—	(14,866)	146,811
Other investments measured at net asset value	1,000	80	—	1,080
Total short-term investments	$794,219	$1,908	$(40,903)	$755,224

The following tables present fair values and gross unrealized losses by security type and length of time that individual debt securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024	(in thousands)
Debt securities
Corporate debt securities	$17,505	$(938)	$120,679	$(10,679)	$138,184	$(11,617)
U.S. government and agency securities	273,683	(3,482)	8,489	(1,337)	282,172	(4,819)
Other fixed income securities	1,281	(23)	23,982	(5,238)	25,263	(5,261)
Asset-backed securities	3,903	(43)	14,234	(1,164)	18,137	(1,207)
Collateralized loan obligations	6,993	(129)	20,890	(671)	27,883	(800)
Bank notes	7,350	(97)	1,139	(85)	8,489	(182)
	$310,715	$(4,712)	$189,413	$(19,174)	$500,128	$(23,886)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(in thousands)
Debt securities
Corporate debt securities	$9,784	$(233)	$154,607	$(10,484)	$164,391	$(10,717)
U.S. government and agency securities	82,930	(608)	193,400	(4,300)	276,330	(4,908)
Other fixed income securities	1,867	(26)	21,933	(6,821)	23,800	(6,847)
Asset-backed securities	2,225	(17)	14,881	(1,264)	17,106	(1,281)
Collateralized loan obligations	5,032	(63)	29,445	(1,272)	34,477	(1,335)
Bank notes	8,396	(164)	519	(40)	8,915	(204)
	$110,234	$(1,111)	$414,785	$(24,181)	$525,019	$(25,292)
As of March 31, 2024 and December 31, 2023, the Company's unrealized losses from debt securities were generated from 393 positions out of 495 positions and 394 positions out of 502 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of March 31, 2024 and December 31, 2023 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of March 31, 2024 were temporary in nature. The Company has evaluated these debt securities and did not recognize any significant credit losses as of March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024 and 2023, the unrealized gains on equity securities, recorded in Gains on Investment, net, in Nonoperating income (expense) were $5.1 million and $0.9 million, respectively.

Contractual maturities of debt securities as of March 31, 2024 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$132	$66,935	$82,021	$149,088
U.S. government and agency debt	7,109	284,695	13,270	305,074
Other fixed income securities	425	14,410	13,780	28,615
Asset-backed securities	305	9,627	18,620	28,552
Collateralized loan obligations	—	—	35,495	35,495
Bank notes	—	4,489	4,001	8,490
Total debt securities	$7,971	$380,156	$167,187	$555,314
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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$139,427	$138,084	$1,343	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	149,088	—	144,526	4,562
U.S. government and agency securities	305,074	—	305,074	—
Other fixed income securities	28,615	—	28,615	—
Asset-backed securities	28,552	—	20,768	7,784
Collateralized loan obligations	35,495	—	35,029	466
Bank notes	8,490	—	1,692	6,798
Total debt securities	555,314	—	535,704	19,610
Derivatives	1,507	—	1,507	—
Equity securities	108,511	107,623	888	—
Other investments measured at net asset value	1,100	—	—	—
Total short-term investments	666,432	107,623	538,099	19,610
Other Assets
Fuel derivative contracts	3,189	—	3,189	—
Assets held-for-sale	1,091	—	—	1,091
Total assets measured at fair value	$827,389	$262,957	$542,631	$20,701

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$99,965	$99,279	$686	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	207,500	—	202,873	4,627
U.S. government and agency securities	300,429	—	300,429	—
Other fixed income securities	28,514	—	28,514	—
Asset-backed securities	23,086	—	15,172	7,914
Collateralized loan obligations	38,376	—	38,123	253
Bank notes	8,914	—	2,046	6,868
Total debt securities	606,819	—	587,157	19,662
Derivatives	514	—	514	—
Equity securities	146,811	146,031	780	—
Other investments measured at net asset value	1,080	—	—	—
Total short-term investments	755,224	146,031	588,451	19,662
Other Assets
Fuel derivative contracts	2,069	—	2,069	—
Assets held-for-sale	1,135	—	—	1,135
Total assets measured at fair value	$875,643	$262,560	$591,206	$20,797

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of March 31, 2024, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

Short-term investments. The Company's Level 1 short-term investments consist of equity mutual funds, which are valued based on a market approach using prices generated by market transactions involving identical assets. Level 2 short-term investments consist of corporate debt securities, U.S. government and agency securities, other fixed income securities, asset-backed securities, collateralized loan obligations, bank notes, equity securities, and derivative instruments as further discussed in Note 8, which are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs or market data. Certain asset-backed securities, collateralized loan obligations, and private bank notes that are not readily marketable are classified as Level 3 in the fair value hierarchy and valued using certain unobservable inputs including future cash flows and discount rates.

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2024 is as follows:

	Short-term Investment Activity for the three months ended March 31, 2024
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2023	$7,914	$6,868	$253	$4,627	$19,662
Purchases	—	—	213	—	213
Sale of investments	—	—	—	(10)	(10)
Redemptions and paydowns	(39)	(72)	—	—	(111)
Amortization and accretion, net	29	—	—	(68)	(39)
Realized and unrealized gains (losses), net	(120)	2	—	13	(105)
Ending balance as of March 31, 2024	$7,784	$6,798	$466	$4,562	$19,610

	Short-term Investment Activity for the three months ended March 31, 2023
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2022	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	—	944	—	—	944
Sale of investments	—	(2,189)	—	—	(2,189)
Redemptions and paydowns	(41)	(185)	—	(12)	(238)
Amortization and accretion, net	16	1	—	(24)	(7)
Realized and unrealized gains (losses), net	(145)	61	(130)	80	(134)
Ending balance as of March 31, 2023	$8,863	$8,058	$2,428	$8,217	$27,566

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

Assets held for sale. The Company's assets held for sale consist of aircraft, engine, rotable and expendable aircraft parts. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the assets' carrying amount to fair value less cost to sell. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources and other market sources, including recent offers from potential buyers. Refer to Note 13 to the Notes to Consolidated Financial Statements for additional discussion.

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
March 31, 2024					December 31, 2023
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$1,687,367	$1,526,555	$—	$—	$1,526,555	$1,581,009	$1,406,721	$—	$—	$1,406,721

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

	Three months ended March 31,
Fuel derivative contracts	2024	2023
	(in thousands)
Losses realized at settlement	$(2,398)	$(1,513)
Reversal of prior period unrealized amounts	4,335	2,639
Unrealized losses that will settle in future periods	(2,519)	(6,191)
Losses on fuel derivatives recorded as Nonoperating Expense	$(582)	$(5,065)
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of March 31, 2024 and December 31, 2023, the Company's derivative positions reflected a net asset position of $1.5 million and $0.5 million, respectively, within the portfolio. During the three months ended March 31, 2024 and 2023, the Company recognized a net realized and unrealized gain of $0.6 million and a net realized and unrealized loss of $0.1 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives, all of which are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Derivative positions as of March 31, 2024

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	93,114 gallons	March 2025	$3,189	$—	$3,189
Foreign currency derivatives	Short-term investments	37,707 Euro	March 2025	$1,109	$—	$1,109
Interest rate contracts	Short-term investments	47,217 US Dollars	May 2028	$550	$(152)	$398
Derivative positions as of December 31, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	90,258 gallons	December 2024	$2,069	$—	$2,069
Foreign currency derivatives	Short-term investments	38,385 Euro	March 2025	$543	$(569)	$(26)
Interest rate contracts	Short-term investments	16,110 US Dollars	May 2028	$797	$(257)	$540
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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $4.7 million and $2.6 million as of March 31, 2024 and December 31, 2023, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral with its counterparties as of March 31, 2024 and December 31, 2023, respectively.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

9.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$153,067	$162,953
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	17,092	19,050
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	15,278	16,394
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	38,610	45,107
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	40,462	46,225
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Financing Lease, variable interest rate of SOFR plus a margin of 3.85%, quarterly principal and interest payments, remaining balance due at maturity in January 2034	131,400	—
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(20,525)	(20,703)
Total Debt	$1,687,367	$1,581,009
Less: Current maturities of long-term debt	(75,132)	(43,857)
Long-Term Debt, less discount	$1,612,235	$1,537,152

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate (as defined in the Revolving Credit Facility) plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of March 31, 2024, the Company had no outstanding borrowing under the Revolving Credit Facility.

Financing Lease

In February 2024, the Company entered into a Finance Lease Agreement for $131.4 million, collateralized by our first delivered Boeing 787-9 aircraft. The transaction did not meet the criteria of a sale under the applicable accounting framework and therefore the Company recorded the transaction as a financing liability. The financing has a term of ten years, maturing in January 2034. The financing has a variable interest rate based on SOFR plus a margin of 3.85%, with quarterly principal and interest payments.

Schedule of Debt Maturities

As of March 31, 2024, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2024 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2024	$33,489
2025	64,422
2026	1,348,357
2027	21,708
2028	22,657
Thereafter	217,259
$1,707,892

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of March 31, 2024.

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2024	2023
	(in thousands)
Service cost	$2,514	$1,629
Other cost:
Interest cost	6,307	6,430
Expected return on plan assets	(5,843)	(5,531)
Recognized net actuarial loss	463	595
Total other components of the net periodic benefit cost	927	1,494
Net periodic benefit cost	$3,441	$3,123

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2024.

11. Amazon Agreement

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

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and a grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject only to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. The Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $27.6 million, or $8.77 per Warrant Share as of March 31, 2024. As a grant date has not yet been established, the Company will estimate the fair value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial statement impact related to the Second Tranche for unvested shares under ASC 718. At their grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

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

12. Commitments and Contingent Liabilities

Commitments

As of March 31, 2024, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	11	8	Between 2024 and 2027
General Electric GEnx spare engines:
Boeing 787-9 spare engines	3	1	Between 2024 and 2027

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

In December 2022, the Company entered into a supplemental agreement to its Boeing 787-9 purchase agreement, pursuant to which (a) the Company agreed with Boeing to defer the delivery of the Boeing 787-9 aircraft and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In July 2023, the Company was notified by Boeing that its 2023 and 2024 Boeing 787-9 aircraft deliveries would be delayed by a couple of months. In February 2024, the Company took delivery of its first Boeing 787-9 aircraft under a finance lease. Refer to Note 9 of the Notes to Consolidated Finance Statements for additional discussion. This aircraft was placed into revenue service in April 2024.

The Company took delivery of its second Boeing 787-9 aircraft in April 2024, which is anticipated to enter into revenue service in May 2024. To finance the aircraft, the Company entered into (a) a $115.0 million senior note maturing in April 2034 with a variable interest rate based on SOFR plus 350 basis points, and (b) a $15.0 million junior note maturing in April 2029 with a fixed interest rate of 8.8693%. Principal and interest payments on the notes are due quarterly.
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
The Company has commitments with third-party service providers for reservations, information technology, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures and committed payments as of March 31, 2024 and for the next five fiscal years and thereafter are detailed below:

	Aircraft and Aircraft Related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2024	$225,949	$20,204	$246,153
2025	419,557	18,328	437,885
2026	665,473	12,085	677,558
2027	252,872	8,270	261,142
2028	—	3,311	3,311
Thereafter	—	58,285	58,285
	$1,563,851	$120,483	$1,684,334

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2024 and December 31, 2023, there were no holdbacks held with the Company's credit card processors.

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

13. Assets Held-For-Sale

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

As of March 31, 2024 and December 31, 2023, assets held for sale were $1.1 million for both periods. A roll-forward of the Assets held-for-sale activity for the three months ended March 31, 2024 and 2023 is as follows:

	Assets Held-For-Sale Activity for the three months ended March 31, 2024
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2023	$1,135	$—	$1,135
Additions	—	—	—
Proceeds from sale	(105)	—	(105)
Realized gains	61	—	61
Realized losses	—	—	—
Ending balance as of March 31, 2024	$1,091	$—	$1,091

	Assets Held-For-Sale Activity for the three months ended March 31, 2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2022	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale	(2,769)	(16,470)	(19,239)
Realized gains	65	10,179	10,244
Realized losses	—	—	—
Ending balance as of March 31, 2023	$5,024	$—	$5,024

In February 2023, the Company entered into a sale agreement for the sale of its commercial real estate and recognized a gain on sale of $10.2 million, which was recorded in Other operating expense in the consolidated statements of operations. The sale closed in March 2023.

In October 2023, the Company completed the sale of its remaining ATR 72-200 aircraft. The Company anticipates completing the sale of remaining aircraft parts classified as held-for-sale in 2024, and will continue to monitor the asset group for potential impairment.

14. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Rule 3-10 of Regulation S-X because, in connection with the issuance by pass-through trusts formed by Hawaiian (which is also referred to in this Note 14 as Subsidiary Issuer / Guarantor) of pass-through certificates, Holdings (which is also referred to in this Note 14 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of Holdings, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$645,591	$13,783	$(13,807)	$645,567
Operating Expenses:
Wages and benefits	—	261,935	—	—	261,935
Aircraft fuel, including taxes and delivery	—	188,778	—	—	188,778
Maintenance, materials and repairs	—	70,971	—	—	70,971
Aircraft and passenger servicing	—	45,424	—	—	45,424
Commissions and other selling	10	28,490	32	(89)	28,443
Aircraft rent	—	29,706	—	—	29,706
Other rentals and landing fees	—	43,127	—	—	43,127
Depreciation and amortization	—	32,967	—	—	32,967
Purchased services	120	38,327	94	(66)	38,475
Special items	—	8,482	—	—	8,482
Other	2,349	56,571	637	(13,652)	45,905
Total	2,479	804,778	763	(13,807)	794,213
Operating Income (Loss)	(2,479)	(159,187)	13,020	—	(148,646)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(135,192)	(4,472)	—	139,664	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,314)	(18,501)	746	(24,069)
Interest income	109	9,447	1,211	(746)	10,021
Capitalized interest	—	3,134	—	—	3,134
Losses on fuel derivatives	—	(582)	—	—	(582)
Other components of net periodic pension cost	—	(927)	—	—	(927)
Gains on investments, net	—	470	—	—	470
Gains on foreign debt	—	8,519	—	—	8,519
Other, net	—	(770)	—	—	(770)
Total	(135,083)	8,505	(17,290)	139,664	(4,204)
Loss Before Income Taxes	(137,562)	(150,682)	(4,270)	139,664	(152,850)
Income tax benefit	—	(15,285)	—	—	(15,285)
Net Loss	$(137,562)	$(135,397)	$(4,270)	$139,664	$(137,565)
Comprehensive Loss	$(136,448)	$(134,280)	$(4,270)	$138,550	$(136,448)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$611,800	$14,275	$(13,472)	$612,603
Operating Expenses:
Wages and benefits	—	241,933	—	—	241,933
Aircraft fuel, including taxes and delivery	—	197,625	—	—	197,625
Maintenance, materials and repairs	—	50,318	(31)	—	50,287
Aircraft and passenger servicing	—	42,532	—	—	42,532
Commissions and other selling	8	28,153	222	(145)	28,238
Aircraft rent	—	28,171	—	—	28,171
Depreciation and amortization	—	32,667	—	—	32,667
Other rentals and landing fees	—	38,739	—	(19)	38,720
Purchased services	119	34,451	568	(66)	35,072
Other	1,829	55,564	(9,368)	(13,240)	34,785
Total	1,956	750,153	(8,609)	(13,470)	730,030
Operating Income (Loss)	(1,956)	(138,353)	22,884	(2)	(117,427)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(96,696)	(4,830)	—	101,526	—
Interest expense and amortization of debt discounts and issuance costs	—	(5,147)	(18,473)	740	(22,880)
Interest income	398	15,542	1,265	(740)	16,465
Capitalized interest	—	1,458	—	—	1,458
Losses on fuel derivatives	—	(5,065)	—	—	(5,065)
Other components of net periodic pension cost	—	(1,494)	—	—	(1,494)
Gains on investments, net	—	697	—	—	697
Gains on foreign debt	—	2,260	—	—	2,260
Other, net	—	155	—	—	155
Total	(96,298)	3,576	(17,208)	101,526	(8,404)
Income (Loss) Before Income Taxes	(98,254)	(134,777)	5,676	101,524	(125,831)
Income tax benefit	—	(27,574)	—	—	(27,574)
Net Income (Loss)	$(98,254)	$(107,203)	$5,676	$101,524	$(98,257)
Comprehensive Income (Loss)	$(100,309)	$(109,255)	$5,676	$103,579	$(100,309)

Condensed Consolidating Balance Sheets
March 31, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,817	$190,050	$31,998	$—	$230,865
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	666,432	—	—	666,432
Accounts receivable, net	1,269	93,977	27,687	(23,816)	99,117
Income taxes receivable	—	642	—	—	642
Spare parts and supplies, net	—	65,444	—	—	65,444
Prepaid expenses and other	—	80,304	—	—	80,304
Total	10,086	1,096,849	76,935	(23,816)	1,160,054
Property and equipment at cost	—	3,264,937	—	—	3,264,937
Less accumulated depreciation and amortization	—	(1,160,495)	—	—	(1,160,495)
Property and equipment, net	—	2,104,442	—	—	2,104,442
Assets held-for-sale	—	224	867	—	1,091
Operating lease right-of-use assets	—	393,769	—	—	393,769
Long-term prepayments and other	—	118,057	1,200,000	(1,200,000)	118,057
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(713,153)	(62,065)	—	775,218	—
Investment in consolidated subsidiaries	807,451	(17,310)	503	(790,644)	—
Total Assets	$104,384	$3,633,966	$1,291,805	$(1,239,242)	$3,790,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,048	$226,522	$636	$(14,358)	$214,848
Air traffic liability and current frequent flyer deferred revenue	—	749,261	8,594	—	757,855
Other accrued liabilities	—	161,230	13,658	(9,458)	165,430
Current maturities of long-term debt, less discount	—	75,132	—	—	75,132
Current maturities of finance lease obligations	—	8,791	—	—	8,791
Current maturities of operating leases	—	79,281	—	—	79,281
Total	2,048	1,300,217	22,888	(23,816)	1,301,337
Long-Term Debt	—	1,621,457	1,190,778	(1,200,000)	1,612,235
Intercompany payable	142,552	(581,251)	127,943	310,756	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	56,269	—	—	56,269
Noncurrent operating leases	—	283,836	—	—	283,836
Accumulated pension and other post-retirement benefit obligations	—	142,367	—	—	142,367
Other liabilities and deferred credits	—	78,499	—	—	78,499
Noncurrent frequent flyer deferred revenue	—	304,099	—	—	304,099
Deferred tax liabilities, net	—	52,492	—	—	52,492
Total	—	917,562	—	—	917,562
Shareholders’ equity	(40,216)	375,981	(49,804)	(326,182)	(40,221)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,384	$3,633,966	$1,291,805	$(1,239,242)	$3,790,913

Condensed Consolidating Balance Sheets
December 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,707	$113,026	$31,540	$—	$153,273
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	755,224	—	—	755,224
Accounts receivable, net	1,269	101,655	26,261	(23,327)	105,858
Income taxes receivable, net	—	669	—	—	669
Spare parts and supplies, net	—	60,115	—	—	60,115
Prepaid expenses and other	—	78,551	—	—	78,551
Total	9,976	1,109,240	75,051	(23,327)	1,170,940
Property and equipment at cost	—	3,164,145	—	—	3,164,145
Less accumulated depreciation and amortization	—	(1,150,529)	—	—	(1,150,529)
Property and equipment, net	—	2,013,616	—	—	2,013,616
Assets held-for-sale	—	262	873	—	1,135
Operating lease right-of-use assets	—	413,237	—	—	413,237
Long-term prepayments and other	—	121,097	1,200,000	(1,200,000)	121,097
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(577,961)	(57,591)	—	635,552	—
Investment in consolidated subsidiaries	807,451	(17,309)	502	(790,644)	—
Total Assets	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$784	$212,464	$590	$(14,615)	$199,223
Air traffic liability and current frequent flyer deferred revenue	—	623,324	10,021	—	633,345
Other accrued liabilities	—	170,651	13,652	(8,712)	175,591
Current maturities of long-term debt, less discount	—	43,857	—	—	43,857
Current maturities of finance lease obligations	—	10,053	—	—	10,053
Current maturities of operating leases	—	83,332	—	—	83,332
Total	784	1,143,681	24,263	(23,327)	1,145,401
Long-Term Debt	—	1,547,626	1,189,526	(1,200,000)	1,537,152
Intercompany payable	143,257	(573,873)	121,673	308,943	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	60,116	—	—	60,116
Noncurrent operating leases	—	303,119	—	—	303,119
Accumulated pension and other post-retirement benefit obligations	—	140,742	—	—	140,742
Other liabilities and deferred credits	—	77,154	—	—	77,154
Noncurrent frequent flyer deferred revenue	—	308,502	—	—	308,502
Deferred tax liabilities, net	—	65,914	—	—	65,914
Total	—	955,547	—	—	955,547
Shareholders’ equity	95,425	509,571	(45,536)	(464,035)	95,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(797)	$6,887	$(5,836)	$—	$254
Cash Flows From Investing Activities:
Net payments to affiliates	—	(7,179)	6,272	907	—
Additions to property and equipment, including pre-delivery deposits	—	(127,018)	—	—	(127,018)
Proceeds from the disposition of aircraft and aircraft related equipment	—	83	22	—	105
Purchases of investments	—	(15,824)	—	—	(15,824)
Sales of investments	—	109,485	—	—	109,485
Net cash provided by (used in) investing activities	—	(40,453)	6,294	907	(33,252)
Cash Flows From Financing Activities:
Long-term borrowings	—	131,400	—	—	131,400
Repayments of long-term debt and finance lease obligations	—	(18,760)	—	—	(18,760)
Debt issuance costs and discount	—	(1,849)	—	—	(1,849)
Net payments from affiliates	907	—	—	(907)	—
Payment for taxes withheld for stock compensation	—	(201)	—	—	(201)
Net cash provided by financing activities	907	110,590	—	(907)	110,590
Net increase in cash and cash equivalents	110	77,024	458	—	77,592
Cash, cash equivalents, & restricted cash - Beginning of Period	8,707	113,026	48,790	—	170,523
Cash, cash equivalents, & restricted cash - End of Period	$8,817	$190,050	$49,248	$—	$248,115

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(613)	$122,379	$(3,475)	$—	$118,291
Cash Flows From Investing Activities:
Net payments to affiliates	—	24,435	(17,206)	(7,229)	—
Additions to property and equipment, including pre-delivery deposits	—	(106,215)	—	—	(106,215)
Proceeds from the disposition of aircraft and aircraft related equipment	6,793	20	2,750	—	9,563
Purchases of investments	—	(96,806)	—	—	(96,806)
Sales of investments	—	144,069	—	—	144,069
Net cash provided by (used in) investing activities	6,793	(34,497)	(14,456)	(7,229)	(49,389)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(24,953)	—	—	(24,953)
Net payments from affiliates	(7,229)	—	—	7,229	—
Payment for taxes withheld for stock compensation	—	(1,066)	—	—	(1,066)
Net cash used in financing activities	(7,229)	(26,019)	—	7,229	(26,019)
Net increase (decrease) in cash and cash equivalents	(1,049)	61,863	(17,931)	—	42,883
Cash, cash equivalents, & restricted cash - Beginning of Period	28,620	151,357	66,643	—	246,620
Cash, cash equivalents, & restricted cash - End of Period	$27,571	$213,220	$48,712	$—	$289,503

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to the Merger (defined below), including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the demand for air travel in the markets in which we operate; demand for air travel to Maui, Hawai'i; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impact of such obligations and our expectations related to our agreement with Amazon; the number of aircraft that we will be operating under the ATSA by the end of 2024; the availability of aircraft fuel, aircraft parts and personnel; the impact and timing of A321neo engine shortages on our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the second quarter of 2024, 2024 and potentially beyond; expectations about the recovery of international travel demand; expectations related to currency fluctuations; expected salary and related costs; our expected fleet as of March 31, 2025; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the impact of climate change or natural disasters; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected purchases of aircraft; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the impact of our agreement with Amazon and the role of cargo in our business model; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourism industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; geopolitical conflict; the impact of climate change the impact of climate change or natural disasters; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity on our Domestic routes; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of our growth strategy and cost reduction goals; adverse publicity; negative impacts to our intellectual property rights or brand; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; timing for entry into service of aircraft; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, the terms the Company, we, us, and our in this Quarterly Report on Form 10-Q refer to Hawaiian Holdings, Inc. and its direct wholly owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian).

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our “Scheduled Operations.” We offer non-stop service to Hawai'i from 15 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 144 daily flights between the Hawaiian Islands. In addition, we operate various charter flights. We are the longest serving airline, as well as the largest airline headquartered in the state of Hawai'i and the tenth largest domestic airline in the United States based on revenue passenger miles (RPMs) as reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of January 2024, the latest available data. As of March 31, 2024, we had 7,386 active employees.

On October 20, 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Operations under the ATSA commenced on October 2, 2023 and as of March 31, 2024, we were operating one aircraft with two additional aircraft scheduled to commence operation in the second quarter of 2024. We anticipate that we will be operating six aircraft under the ATSA by the end of 2024.

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

First Quarter 2024 Financial Overview

•Passenger revenue in the first quarter was $583.4 million, up 6.4% as compared to the same period in 2023. During the three months ended March 31, 2024, capacity (as measured in Available Seat Miles or ASMs) was up 2.7%, while RPM increased 5.9%, as compared to the same period in 2023, driven by improving demand across our network.

•Operating loss in the first quarter was $148.6 million, as compared to an operating loss of $117.4 million during the same period in 2023.

•GAAP net loss in the first quarter was $137.6 million, or $2.65 per diluted share on total revenue of $645.6 million, compared to a net loss of $98.3 million, or $1.91 per diluted share, on total revenue of $612.6 million during the same period in 2023.

•Unrestricted cash, cash equivalents and short-term investments was $897.3 million as of March 31, 2024, compared to $908.5 million as of December 31, 2023.

•As of March 31, 2024, the Company had federal and state net operating losses (NOLs) of approximately $451.4 million and $968.8 million, respectively, which are available to reduce future pre-tax income. Analysis under GAAP required us to increase the valuation allowance related to the NOLs which resulted in a lower effective tax rate for the period.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.

Merger with Alaska Air Group

On December 2, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Alaska Air Group, Inc., a Delaware corporation (Alaska), and Marlin Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alaska (Merger Sub), pursuant to which, subject to satisfaction or waiver of conditions therein, Merger Sub will merge with and into the Company (the Merger), with the Company surviving as a wholly owned subsidiary of Alaska.

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

Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders, which was obtained on February 16, 2024; performance by the parties in all material respects of their obligations under the Merger Agreement; the receipt of required regulatory approvals; and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.

On February 7, 2024, the Company and Alaska each received a request for additional information and documentary material (together, the Second Request) from the Department of Justice (DOJ) in connection with the DOJ’s review of the Merger. On March 27, 2024, Hawaiian and Alaska entered into a timing agreement with the DOJ pursuant to which we agreed, among other things, not to consummate the Merger before 90 days following the date on which both parties have certified substantial compliance with the Second Request unless we have received written notice from the DOJ prior to the end of such 90-day period that the DOJ has closed its investigation of the Merger.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.

The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.

Material Changes to our Consolidated Balance Sheet

During the three months ended March 31, 2024, material changes to our Consolidated Balance Sheet consisted of the following:

•As of March 31, 2024, our total debt was $1.7 billion, an increase of $106.4 million, or 6.7%, as compared to $1.6 billion as of December 31, 2023. The increase is attributed to $131.4 million in financing obtained for our first Boeing 787-9 aircraft delivery in the first quarter of 2024, partially offset by scheduled debt repayments.
•As of March 31, 2024, our air traffic liability and current frequent flyer deferred revenue was $757.9 million, an increase of $124.5 million, or 19.7%, as compared to $633.3 million as of December 31, 2023. The increase in air traffic liability is primarily due to an increase in advanced ticket sales and the seasonality of passenger travel.

Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2023 and 2024, respectively and our expected fleet as of March 31, 2025 (based on existing executed agreements as of March 31, 2024):

	March 31, 2023			March 31, 2024			March 31, 2025 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	11	12	23
A330-300F (3)	—	—	—	2	—	2	7	—	7
A321neo	4	14	18	4	14	18	4	14	18
787-9 (4)	—	—	—	—	1	1	—	4	4
717-200 (5)	5	14	19	1	18	19	—	19	19
ATR 42-500 (6)	—	1	1	—	—	—	—	—	—
ATR 72-200 (6)	—	1	1	—	—	—	—	—	—
Total	21	42	63	19	45	64	22	49	71

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

(4)    In February 2024, we took delivery of our first Boeing 787-9 aircraft under a financing lease, which did not meet the criteria for a sale under the applicable accounting framework and is therefore recognized as a debt financing, and will be placed into revenue service in April 2024. We took delivery of our second aircraft in April 2024 under a financing arrangement, which we anticipate placing into service in May 2024, with a third aircraft scheduled for delivery in late 2024.

(5)    In December 2023, we entered into an agreement to purchase one 717-200 aircraft that was under a lease agreement. During the first quarter of 2024, we entered into an agreement to purchase three additional 717-200 aircraft previously under lease. We expect to purchase the remaining 717-200 aircraft under lease in the second quarter of 2024.

(6) The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary. In 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. As of March 31, 2024, there was one remaining aircraft and certain aircraft parts. The asset group was classified as Assets held-for-sale on the Consolidated Balance Sheets. In October 2023, we completed the sale of the remaining ATR 72-200 aircraft, which did not result in a gain or loss on the transaction. We anticipate completing the sale of remaining aircraft parts in the second quarter of 2024.

Results of Operations

For the three months ended March 31, 2024, we generated a net loss of $137.6 million, or $2.65 per diluted share, compared to a net loss of $98.3 million, or $1.91 per diluted share, for the same period in 2023.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2024		2023
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,620		2,592
Revenue passenger miles (RPM)	4,072,473		3,844,061
Available seat miles (ASM)	5,049,598		4,914,619
Passenger revenue per RPM (Yield)	14.33	¢	14.27	¢
Passenger load factor (RPM/ASM)	80.6%		78.2%
Passenger revenue per ASM (PRASM)	11.55	¢	11.16	¢
Total Operations:
Revenue passengers flown	2,621		2,593
RPM	4,073,159		3,845,978
ASM	5,050,841		4,917,517
Operating revenue per ASM (RASM)	12.78	¢	12.46	¢
Operating cost per ASM (CASM)	15.72	¢	14.85	¢
CASM excluding aircraft fuel and non-recurring items (a)	11.82	¢	11.04	¢
Aircraft fuel expense per ASM (b)	3.74	¢	4.02	¢
Revenue block hours operated	52,141		52,228
Gallons of aircraft fuel consumed (c)	67,651		64,853
Average cost per gallon of aircraft fuel (b)	$2.79		$3.05

(a)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(b)    Includes applicable taxes and fees.

(c)    Excludes operations under the ATSA with Amazon.

Operating Revenue

During the three months ended March 31, 2024, operating revenue increased by $33.0 million, or 5.4%, as compared to the same period in 2023 and is further discussed below.

Passenger revenue

For the three months ended March 31, 2024, passenger revenue increased by $34.9 million, or 6.4%, as compared to the same period in 2023. Details of this change are described in the table below:

		Increase (Decrease) vs. Three Months Ended March 31, 2024
(in thousands)	Three months ended March 31, 2024	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$451,598	2.1%	4.1%	(2.0)%	(4.5)%	6.9%
International	131,850	24.3	(11.0)	39.8	27.9	(2.8)
Total	$583,448	6.4%	0.4%	5.9%	2.7%	3.5%

Domestic passenger revenue increased $9.2 million, or 2.1%, during the three months ended March 31, 2024 as compared to the same period in 2023, on a capacity reduction, as measured in ASM, of 4.5%. Demand on our domestic network has been supported by improved yields; however, these improvements have been, and continue to be, negatively impacted by engine shortages from Pratt & Whitney and its affiliates, which announced in July 2023 that a significant portion of the PW110G-JM engine fleet, including several engines utilized by Hawaiian, would require accelerated removals and inspections. This unanticipated time out of service resulted in lower-than-expected capacity growth in the quarter and we may continue to experience operational disruptions from our engine shortages from Pratt & Whitney during the remainder of 2024 and potentially beyond.

Our Neighbor Island traffic, which accounted for approximately 22.2% of total Domestic passenger revenue during the three months ended March 31, 2024, increased by 17.8% as compared to the same period in 2023. Despite year-over-year improvement in the Neighbor Island market, revenue during the first quarter was down 25.1% as compared to the same period in 2019 as we continue to face increased competitive pressures with additional capacity in the market combined with the lower priced Neighbor Island route fares.

International route passenger revenue increased by $25.8 million, or 24.3%, during the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by increased capacity, which was up 27.9%. Despite improvements, our International route network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 15.4% during the three months ended March 31, 2024, as compared to the same period in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes as we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.
We expect our ASMs for the second quarter of 2024 to be up approximately 3.5% to 6.5% compared to the same period in 2023. We expect RASM will range between down 1.5% and up 1.5% for the second quarter of 2024 as compared to the same period in 2023.
Other Operating Revenue

For the three months ended March 31, 2024, Other operating revenue decreased by $2.0 million, or 3.1%, as compared to the same period in 2023, primarily driven by a reduction in cargo revenue of $1.4 million due to lower cargo volumes during the period. Other components in Other operating revenue include, but are not limited to, commissions, and fees earned under certain marketing agreements, which collectively decreased during the three months ended March 31, 2024 by approximately $0.6 million, as compared to the same period in 2023.

Operating Expense

Operating expenses were $794.2 million during the three months ended March 31, 2024. Increases (decreases) in operating expenses for the three months ended March 31, 2024, as compared to the same period in 2023, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
	$	%
Operating expenses	(in thousands)
Wages and benefits	$20,002	8.3%
Aircraft fuel, including taxes and delivery	(8,847)	(4.5)
Maintenance, materials and repairs	20,684	41.1
Aircraft and passenger servicing	2,892	6.8
Commissions and other selling	205	0.7
Aircraft rent	1,535	5.4
Other rentals and landing fees	4,407	11.4
Depreciation and amortization	300	0.9
Purchased services	3,403	9.7
Special items	8,482	100.0
Other	11,120	32.0
Total	$64,183	8.8%

Wages and benefits

Wages and benefits expense increased $20.0 million, or 8.3%, during the three months ended March 31, 2024, as compared to the prior year period. The increase in wages and benefits expense is primarily attributed to increased headcount and training costs as we prepared for the ramp up of our ATSA operations with Amazon, as well as the introduction of our first Boeing 787 aircraft, which was placed into service in April 2024, scheduled contractual wage increases and increased inflationary and hiring costs. In February 2023, the pilots ratified a new four year collective bargaining agreement (CBA), which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

We expect that wages and benefits will increase during the second quarter of 2024, as compared to the same period in 2023, as a result of scheduled contractual wage increases, hiring and training costs associated with the commencement of operations under the ATSA in October 2023 and our Boeing 787 operations beginning in April 2024, and continued inflationary pressures.

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2024, as compared to the prior year period, primarily due to a decrease in the average fuel cost per gallon, offset by increased consumption, as illustrated in the following table:

	Three months ended March 31,
	2024	2023	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$188,778	$197,625	(4.5)%
Fuel gallons consumed	67,651	64,853	4.3%
Average fuel price per gallon, including taxes and delivery	$2.79	$3.05	(8.5)%

Fuel consumption increased by 4.3% during the three months ended March 31, 2024, as compared to the prior year period. The fuel consumption increase was a result of increased operations and aircraft up-gauging as a result of supply chain and engine availability issues impacting certain of our A321neo aircraft.

We believe economic fuel expense is a good measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how our management manages our business and assesses our operating performance. We define economic fuel expense as GAAP fuel expense, including taxes and delivery, plus (gains)/losses on settlement of fuel derivatives contracts in the period, inclusive of costs related to hedging premiums.

Economic fuel expense is calculated as follows:

	Three months ended March 31,
	2024	2023	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$188,778	$197,625	(4.5)%
Realized losses on settlement of fuel derivative contracts	2,398	1,513	58.5%
Economic fuel expense	$191,176	$199,138	(4.0)%
Fuel gallons consumed	67,651	64,853	4.3%
Economic fuel price per gallon	$2.83	$3.07	(7.8)%

We expect that fuel gallons consumed will be up between 2.5% to 5.0% during the second quarter of 2024 as compared to the same period in 2023.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased $20.7 million, or 41.1%, during the three months ended March 31, 2024, as compared to the same period in 2023.In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities which was amortized into earnings as contra-maintenance materials and repairs expense during the remainder of the contract period. During the three months ended March 31, 2023, we recognized approximately $18.1 million in amortization. Excluding this reduction in 2023, maintenance, materials and repairs expense increased $2.6 million, or 3.8%, during the three months ended March 31, 2024, as compared to the same period in 2023.

We expect maintenance, materials and repairs expense to increase during the second quarter of 2024, as compared to the same period in 2023 as a result of scheduled heavy maintenance events expected in the period and increased PBH costs.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $2.9 million, or 6.8%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to higher volume-related expenses associated with increased passenger demand and inflationary pressures. We expect aircraft and passenger service expense to increase during the second quarter of 2024, as compared to the same period in 2023.

Other rentals and landing fees

Other rentals and landing fees increased by $4.4 million, or 11.4%, for the three months ended March 31, 2024, as compared to the same period in 2023. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the second quarter of 2024, as compared to the same period in 2023 due primarily to increased airport costs.

Purchased services

Purchased services increased by $3.4 million, or 9.7%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in purchased services is primarily related to our increased operations during the three months ended March 31, 2024 as compared to the same period in 2023. We expect other purchased services expense to increase during the second quarter of 2024, as compared to the same period in 2023.

Special Items

During the three months ended March 31, 2024, we recorded $8.5 million in Special items as a result of expenses related to our merger with Alaska, primarily consisting of legal, advisory, and other fees. Refer to the Merger with Alaska Air Group subsection above for additional information on the Merger.

Other expense

Other expense increased $11.1 million, or 32.0%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily related to personnel-related expenditures for crew travel, professional and technical expenditures, and other miscellaneous expense. During the first quarter of 2023, we also recognized a $10.2 million gain on the sale of commercial real estate.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $4.2 million, or 50.0%, during the three months ended March 31, 2024, as compared to the same period in 2023. The change was attributed to favorable movements in unrealized gains (losses) associated with our foreign denominated debt and fuel derivatives portfolio, offset by decreased generation of interest income commensurate with the reduction of our investment portfolio.

Income Taxes

Our effective tax rate was approximately 10.0% for the three months ended March 31, 2024 as compared to 21.9% during the same period in 2023. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain federal and state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

As of March 31, 2024, we generated federal and state NOLs of approximately $451.4 million and $968.8 million, respectively, which are available to reduce future taxable income. Our ability to use NOL carryforwards depend on the amount of taxable income generated in future periods. During the first quarter of 2024, we increased our valuation allowance on our net deferred tax assets. The incremental valuation allowance recorded by the Company during the first quarter of 2024 was primarily due to uncertainties in the future utilization of deferred tax assets related to our NOL carryforwards for federal income tax purposes. As a result of the incremental increase in the valuation allowance, our annual effective tax rate decreased to approximately 10.0%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $897.3 million as of March 31, 2024, compared to approximately $908.5 million as of December 31, 2023.

As of March 31, 2024, our current assets exceeded our current liabilities by approximately $141.3 million as compared to $25.5 million as of December 31, 2023. Approximately $757.9 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash provided by operating activities was $0.3 million during the three months ended March 31, 2024 compared to net cash provided by operating activities of $118.3 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. As discussed above, we noted marked improvements in air travel demand during the three months ended March 31, 2024, as compared to the same period in 2023; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 7.1%, largely due to international travel demand lagging the recovery of domestic travel.

Aircraft Fuel. Fuel expense represented approximately 23.8% of our total operating expense during the three months ended March 31, 2024 compared to 27.1% during the same period in 2023. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three months ended March 31, 2024, the average fuel price per gallon decreased 8.5%, as compared to the same period in 2023.

Pension and Other Postretirement Benefit Plan Funding. During the three months ended March 31, 2024 and 2023, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2024.

Operating Lease Obligations. As of March 31, 2024, we had $363.1 million of operating lease obligations, which range between approximately $29.7 million to $84.6 million on an annual basis between 2024 and 2027. We have approximately $75.8 million in operating lease obligations during the remainder of 2023.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance PBH, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of March 31, 2024, we had approximately $120.5 million of such obligations, which range from approximately $3.3 million to $18.3 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $33.3 million during the three months ended March 31, 2024 compared to net cash used in investing activities of $49.4 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the three months ended March 31, 2024, our purchases and proceeds from the sale and maturity of short-term investments resulted in net cash inflow of $93.7 million as compared to net cash inflow of $47.3 million during the same period in 2023.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures were $127.0 million during the three months ended March 31, 2024 as compared to $106.2 million in capital expenditures during the same period in 2023, primarily related to the delivery of our first Boeing 787-9 aircraft and scheduled predelivery payments for scheduled future deliveries.

As of March 31, 2024, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	11	8	Between 2024 and 2027

General Electric GEnx spare engines:
Boeing 787-9 spare engines	3	1	Between 2024 and 2027

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $225.9 million for the remainder of 2024, $419.6 million in 2025, $665.5 million in 2026, and $252.9 million in 2027.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the Boeing 787-9 aircraft, and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In February 2024, we took delivery of our first Boeing 787-9 aircraft. This aircraft was placed into service in April 2024. We took delivery of our second aircraft in April 2024 with a third aircraft scheduled for delivery in late 2024. Refer to Note 12 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash provided by financing activities was $110.6 million during the three months ended March 31, 2024 compared to net cash used in financing activities of $26.0 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations. During the three months ended March 31, 2024 and 2023, we repaid $18.8 million and $25.0 million of long-term debt and finance lease obligations, respectively. In February 2024, we took delivery of our first Boeing 787-9 aircraft, which was financed. The transaction did not qualify as a sale under the applicable accounting framework and we recorded $131.4 million as debt in the Consolidated balance sheet.

As of March 31, 2024, scheduled maturities of our debt remaining in 2024 were $33.5 million. The scheduled maturities total $64.4 million in 2025, $1.3 billion in 2026, $21.7 million in 2027, $22.7 million in 2028, and beyond 2028, scheduled maturities aggregate to $178.6 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2024, these interest obligations total $65.3 million remaining in 2024, $88.4 million in 2025, $32.7 million in 2026, $11.8 million in 2027, $10.7 million in 2028, and $26.7 million thereafter.

As of March 31, 2024, we had $75.9 million of finance lease obligations. We have approximately $8.5 million in finance lease obligations during the remainder of 2024, approximately $11.3 million for each year between 2025 and 2028, and approximately $22.3 million in the aggregate thereafter.

Undrawn Lines of Credit. As of March 31, 2024, our revolving line of credit, which matures in December 2025, remained undrawn and available under our $235.0 million revolving credit facility.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2024 and December 31, 2023, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of March 31, 2024.

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

See tables below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated), adjusted Operating Costs per Available Seat Mile (CASM), and adjusted EBITDA. The adjustments are described below:

•CBA related expense. In February 2023, pilots represented by the Air Line Pilots Association ratified a new four-year CBA, which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans. In connection with the ratification, we recorded a signing bonus and vacation liability true-up of approximately $17.7 million in wages and benefits during the first quarter of 2023.
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

•Special items. During the three months ended March 31, 2024, we recorded $8.5 million in Special items as a result of expenses related to our merger with Alaska, primarily consisting of legal, advisory, and other fees.

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
•Unrealized gain on equity securities. Unrealized gain on equity securities is driven by changes in market prices and currency fluctuations, which is recorded in Other nonoperating expense in the Consolidated Statements of Operations.
We believe that adjusting for the impact of the changes in fair value of equity securities and fuel derivative contracts, fluctuations in exchange rates on debt instruments denominated in foreign currency, and non-recurring expenses and income/gains (including CBA-related expense, contract termination amortization, Special items, interest income on federal tax refunds, and gain on sale of commercial real estate), helps investors better analyze our operational performance and compare our results to other airlines in the periods presented.

	Three months ended March 31,
	2024		2023
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(137,565)	$(2.65)	$(98,257)	$(1.91)
Adjusted for:
CBA related expense	—	—	17,727	0.35
Contract termination amortization	—	—	(18,114)	(0.35)
Special items	8,482	0.16	—	—
Gain on sale of commercial real estate	—	—	(10,179)	(0.20)
Interest income on federal tax refund	—	—	(4,672)	(0.09)
Changes in fair value of fuel derivative contracts	(1,816)	(0.04)	3,552	0.07
Unrealized gain on foreign debt	(8,555)	(0.17)	(2,488)	(0.05)
Unrealized gain on equity securities	(5,115)	(0.10)	(944)	(0.02)
Tax effect of adjustments	1,037	0.03	1,568	0.03
Adjusted net loss	$(143,532)	$(2.77)	$(111,807)	$(2.17)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended March 31,
	2024		2023
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$794,213		$730,030
Adjusted for:
CBA related expense	—		(17,727)
Special items	(8,482)		—
Contract termination amortization	—		18,114
Gain on sale of commercial real estate	—		10,179
Operating expenses excluding non-recurring items	$785,731		$740,596
Aircraft fuel, including taxes and delivery	(188,778)		(197,625)
Operating expenses excluding aircraft fuel and non-recurring items	$596,953		$542,971
Available Seat Miles	5,050,841		4,917,517
CASM - GAAP	15.72	¢	14.85	¢
Adjusted for:
CBA related expense	—		(0.36)
Special items	(0.16)		—
Contract termination amortization	—		0.37
Gain on sale of commercial real estate	—		0.20
Aircraft fuel, including taxes and delivery	(3.74)		(4.02)
CASM excluding aircraft fuel and non-recurring items	11.82	¢	11.04	¢

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

We reclassified prior period EBITDA and Adjusted EBITDA to conform to the current period presentation.

	Three months ended March 31,
	2024	2023
	(in thousands)
Net Loss	$(137,565)	$(98,257)
Income tax benefit	(15,285)	(27,574)
Depreciation and amortization	32,967	32,667
Interest expense and amortization of debt discounts and issuance costs	24,069	22,880
Interest income	(10,021)	(16,465)
Capitalized interest	(3,134)	(1,458)
EBITDA, as reported	(108,969)	(88,207)
Adjusted for:
CBA related expense	—	17,727
Contract termination amortization	—	(18,114)
Gain on sale of commercial real estate	—	(10,179)
Interest income on tax refund	—	(4,672)
Changes in fair value of fuel derivative instruments	(1,816)	3,552
Unrealized gain on foreign debt	(8,555)	(2,488)
Special items	8,482	—
Unrealized gain on equity securities	(5,115)	(944)
Adjusted EBITDA	$(115,973)	$(103,325)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our 2023 Annual Report on Form 10-K.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alaska Air Group Merger Risks
•the pendency of the Merger may cause disruption in our business
•failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition
•to complete the Merger, certain government approvals must be obtained

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

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement. In certain circumstances, Alaska may be required to pay us a termination fee of $100.0 million. Any requirement to pay a termination fee to Alaska may have an adverse effect on our liquidity and results of operations. The receipt of any termination fee from Alaska may not be sufficient to compensate us for all of the expenses incurred, and opportunities forgone, as a result of our pursuit of the Merger.

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 9.4%, 11.6%, and 14.1% of total revenue during the years ending December 31, 2023, 2022, and 2021, respectively. During the three months ended March 31, 2024, our revenue from non-passenger operations accounted for 9.6% of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturns. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel in general. As a result of the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the three months ended March 31, 2024, our passenger revenue was $583.4 million, up approximately $34.9 million compared to 2023, but down $17.9 million, or 3.0% from the pre-pandemic period in 2019. Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any future pandemic or other public health related travel restrictions, recommendations or other impacts on travel behavior, such as those that occurred during the COVID-19 pandemic, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 9 of the Notes to Consolidated Financial Statements. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and other goods and services we require to operate our business.

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

Our results, operations, and plans for decarbonization are heavily impacted by the price and availability of jet fuel. The cost of jet fuel remains high and the availability of jet fuel remains volatile. The cost and availability of jet fuel are subject to political, economic, and market factors that are generally outside of our control, including those related to the conflict between Russia and Ukraine and the widening conflict in the Middle East. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, sustainable aviation fuel (SAF) production volume, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, government taxes, regulations and subsidies that change the price or reduce the availability of jet fuel, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

While we may enter into derivative agreements to protect against the volatility of fuel costs, there is no assurance that such agreements will protect us during unfavorable market conditions or that counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information regarding our exposure to the price of fuel.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which has and could continue to negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of March 31, 2024, we have Japanese Yen denominated debt totaling $111.4 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information regarding our exposure to foreign currency exchange rates.

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

We can offer no assurance that financing we may need in the future will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. In addition, our ability to refinance our existing or future indebtedness as we may need or desire will depend on the capital markets, including prevailing interest rates, and our financial condition and performance, which, among other things, is subject to economic, financial, competitive and other factors beyond our control. If we cannot obtain financing, we are unable to refinance our existing or future indebtedness, or we cannot obtain financing or refinance our existing or future indebtedness on commercially reasonable or desirable terms, we may default on our existing or future indebtedness and our business and financial condition may be adversely affected.

Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

As of March 31, 2024, we had approximately $1.6 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2024, there were no holdbacks held by our credit card processors.

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

In the past year, inflation increased throughout the U.S. economy to levels not seen in decades. Although inflation rates have recently declined, inflation can adversely affect us by increasing the costs of labor, fuel, and other costs as well as by reducing demand for air travel. In an inflationary environment, depending on airline industry and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could further impact our profitability.

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

During the three months ended March 31, 2024, approximately 77.4% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North America and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

During the three months ended March 31, 2024, approximately 22.6% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020, which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. The U.S. federal government also is contemplating federal privacy legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have not experienced a material cybersecurity incident, but we have experienced cybersecurity incidents in the past and we may experience cybersecurity incidents in the future, including incidents through cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, business e-mail compromises, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. The security risks that we and our third-party service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with geopolitical events such as the conflict between Russia and Ukraine and the widening conflict in the Middle East. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

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

In 2018, Congress passed a five-year funding authorization for the FAA which was scheduled to expire in September 2023, and has been extended through May 10, 2024. The legislative process to renew this authorization (the FAA Reauthorization) could impact us, and the airline industry more generally, in numerous ways. As part of the FAA Reauthorization, Congress could seek to impose new rules or regulations concerning, among other things, customer service and consumer protection, aviation safety, labor requirements, investments in FAA staffing and resources and improvements to the air traffic control system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Reauthorization have the potential to increase our costs or impact our operations.

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

As of March 31, 2024, we had NOLs available to reduce future taxable income of approximately $451.4 million for federal income tax purposes that have indefinite carryover, but are limited to 80% utilization, and approximately $968.8 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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

During the first quarter of 2024, we determined that it is no longer more-likely-than-not that our deferred tax assets will be fully realized based on expected sources of future taxable income. As a result, we increased our valuation allowance resulting in the reduction of our annual effective tax rate to approximately 10.0%.

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

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of March 31, 2024, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	11	8	Between 2024 and 2027

We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. In December 2022, we entered into a supplemental agreement to our Boeing 787-9 purchase agreement with the Boeing Company, pursuant to which (a) we agreed with the Boeing Company to defer the delivery of our Boeing 787-9 aircraft, the first of which we initially expected to receive in the fourth quarter of 2023, with the remaining deliveries scheduled through 2027, and (b) we agreed to exercise purchase options for an additional two Boeing 787-9 aircraft with scheduled delivery dates in 2027. In July 2023, we were notified by Boeing that our 2023 and 2024 Boeing 787-9 deliveries will be delayed by a couple of months. In February 2024, we took delivery of our first Boeing 787-9 aircraft, which was placed into service in April 2024. In April 2024, we received delivery of our second Boeing 787-9 aircraft and anticipate delivery of our third aircraft in late 2024. We have, and may continue to experience delays in the delivery of our future Boeing 787-9 aircraft deliveries.

These future commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. We are continuing to evaluate our options to finance these commitments. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

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

Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $2.1 billion as of March 31, 2024. Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

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

We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of March 31, 2024, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact our reported earnings measures from time to time. See Note 11 in the accompanying consolidated financial statements of this report for further information about the warrants issued to Amazon.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of March 31, 2024, we believe we were in compliance with the foreign ownership rules.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers, stockholders or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.

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

As of March 31, 2024, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $153.1 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

In connection with the issuance of the senior secured notes due 2026, our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering of 5.75% senior secured notes due 2026 (the Notes) collateralized by certain loyalty and brand assets (Notes Offering). The indebtedness of Hawaiian and its subsidiaries increased significantly as a result of the Notes Offering. As of March 31, 2024, Hawaiian had approximately $1.7 billion of total indebtedness (excluding finance lease obligations of approximately $65.1 million and operating lease obligations of $363.1 million). We incurred approximately $1.2 billion principal amount of indebtedness as a result of the Notes Offering. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

HAWAIIAN HOLDINGS, INC.

Date:	April 24, 2024	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)