Form 10-Q
period 2024-06-30
HAWAIIAN HOLDINGS INC
filed 2024-07-31
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 26, 2024, 52,009,785 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)
Operating Revenue:
Passenger	$666,029	$644,992	$1,249,477	$1,193,518
Other	65,876	61,936	127,995	126,013
Total	731,905	706,928	1,377,472	1,319,531
Operating Expenses:
Wages and benefits	265,024	237,680	526,959	479,613
Aircraft fuel, including taxes and delivery	179,153	166,380	367,931	364,005
Maintenance, materials and repairs	69,897	53,657	140,868	103,943
Aircraft and passenger servicing	47,854	43,126	93,278	85,658
Depreciation and amortization	35,068	33,348	68,035	66,015
Aircraft rent	29,891	26,159	59,597	54,330
Commissions and other selling	29,068	28,391	57,511	56,630
Other rentals and landing fees	45,011	41,487	88,138	80,207
Purchased services	39,025	37,181	77,500	72,254
Special items	6,497	—	14,979	—
Other	40,804	49,099	86,709	83,884
Total	787,292	716,508	1,581,505	1,446,539
Operating Loss	(55,387)	(9,580)	(204,033)	(127,008)
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(28,324)	(22,705)	(52,393)	(45,585)
Interest income	11,134	13,539	21,155	30,004
Capitalized interest	2,541	1,945	5,675	3,404
Losses on fuel derivatives	(1,863)	(3,658)	(2,445)	(8,724)
Other components of net periodic benefit cost	(927)	(1,707)	(1,854)	(3,201)
Losses on investments, net	(654)	(3,549)	(184)	(2,852)
Gains on foreign debt	6,470	12,174	14,989	14,434
Other, net	(584)	(920)	(1,354)	(764)
Total	(12,207)	(4,881)	(16,411)	(13,284)
Loss Before Income Taxes	(67,594)	(14,461)	(220,444)	(140,292)
Income tax expense (benefit)	—	(2,126)	(15,285)	(29,700)
Net Loss	$(67,594)	$(12,335)	$(205,159)	$(110,592)
Net Loss Per Share
Basic	$(1.30)	$(0.24)	$(3.95)	$(2.15)
Diluted	$(1.30)	$(0.24)	$(3.95)	$(2.15)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,932	51,587	51,885	51,547
Diluted	51,932	51,587	51,885	51,547
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2024	2023
	(unaudited)
Net Loss	$(67,594)	$(12,335)
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $114 and $248 for 2024 and 2023, respectively	348	475
Net change in available-for-sale investments, net of tax expense of $161 and $70 for 2024 and 2023, respectively	495	52
Total other comprehensive income	843	527
Total Comprehensive Loss	$(66,751)	$(11,808)

	Six months ended June 30,
	2024	2023
	(unaudited)
Net Loss	$(205,159)	$(110,592)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $229 and tax benefit of $2,068 for 2024 and 2023, respectively	698	(6,603)
Net change in available-for-sale investments, net of tax expense of $411 and $1,715 for 2024 and 2023, respectively	1,262	5,078
Total other comprehensive income (loss)	1,960	(1,525)
Total Comprehensive Loss	$(203,199)	$(112,117)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$510,463	$153,273
Restricted cash	17,250	17,250
Short-term investments	745,609	755,224
Accounts receivable, net	110,835	105,858
Income taxes receivable	2,719	669
Spare parts and supplies, net	70,627	60,115
Prepaid expenses and other	79,403	78,551
Total	1,536,906	1,170,940
Property and equipment, less accumulated depreciation and amortization of $1,192,373 and $1,150,529 as of June 30, 2024 and December 31, 2023, respectively	2,199,989	2,013,616
Other Assets:
Assets held-for-sale	1,072	1,135
Operating lease right-of-use assets	371,519	413,237
Long-term prepayments and other	119,771	121,097
Intangible assets, net	13,500	13,500
Total Assets	$4,242,757	$3,733,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$200,837	$199,223
Air traffic liability and current frequent flyer deferred revenue	793,010	633,345
Other accrued liabilities	172,735	175,591
Current maturities of long-term debt, less discount	131,824	43,857
Current maturities of finance lease obligations	8,883	10,053
Current maturities of operating leases	74,640	83,332
Total	1,381,929	1,145,401
Long-Term Debt	2,068,129	1,537,152
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	54,012	60,116
Noncurrent operating leases	267,103	303,119
Accumulated pension and other post-retirement benefit obligations	144,011	140,742
Other liabilities and deferred credits	83,705	77,154
Noncurrent frequent flyer deferred revenue	296,336	308,502
Deferred tax liability, net	53,024	65,914
Total	898,191	955,547
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 52,007,495 and 51,824,362 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	520	518
Capital in excess of par value	296,077	293,797
Accumulated loss	(324,897)	(119,738)
Accumulated other comprehensive loss, net	(77,192)	(79,152)
Total	(105,492)	95,425
Total Liabilities and Shareholders’ Equity	$4,242,757	$3,733,525
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Loss	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2023	$518	$—	$293,797	$(119,738)	$(79,152)	$95,425
Net Loss	—	—	—	(137,565)	—	(137,565)
Other comprehensive income, net	—	—	—	—	1,117	1,117
Issuance of 24,254 shares of common stock, net of shares withheld for taxes	—	—	(200)	—	—	(200)
Amazon warrant vesting	—	—	131	—	—	131
Share-based compensation expense	—	—	871	—	—	871
Balance at March 31, 2024	$518	$—	$294,599	$(257,303)	$(78,035)	$(40,221)
Net Loss	—	—	—	(67,594)	—	(67,594)
Other comprehensive income, net	—	—	—	—	843	843
Issuance of 158,879 shares of common stock, net of shares withheld for taxes	2	—	(30)	—	—	(28)
Amazon warrant vesting	—	—	324	—	—	324
Share-based compensation expense	—	—	1,184	—	—	1,184
Balance at June 30, 2024	$520	$—	$296,077	$(324,897)	$(77,192)	$(105,492)

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2024 and December 31, 2023.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2024 and December 31, 2023.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2022	$514	$—	$287,161	$140,756	$(95,166)	$333,265
Net Loss	—	—	—	(98,257)	—	(98,257)
Other comprehensive loss, net	—	—	—	—	(2,052)	(2,052)
Issuance of 131,858 shares of common stock, net of shares withheld for taxes	1	—	(1,067)	—	—	(1,066)
Share-based compensation expense	—	—	1,430	—	—	1,430
Balance at March 31, 2023	$515	$—	$287,524	$42,499	$(97,218)	$233,320
Net Loss	—	—	—	(12,335)	—	(12,335)
Other comprehensive income, net	—	—	—	—	527	527
Issuance of 82,632 shares of common stock, net of shares withheld for taxes	1	—	(48)	—	—	(47)
Share-based compensation expense	—	—	2,352	—	—	2,352
Balance at June 30, 2023	$516	$—	$289,828	$30,164	$(96,691)	$223,817

(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2023 and December 31, 2022.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2023 and December 31, 2022.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2024	2023
	(unaudited)
Net cash (used in) provided by Operating Activities	$(26,868)	$111,662
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(256,980)	(169,354)
Proceeds from the disposition of aircraft and aircraft related equipment	130	19,863
Purchases of investments	(232,113)	(202,037)
Proceeds from sales and maturities of investments	247,537	275,312
Net cash used in investing activities	(241,426)	(76,216)
Cash flows from Financing Activities:
Long-term borrowings	663,900	—
Repayments of long-term debt and finance lease obligations	(28,258)	(36,142)
Debt issuance costs and discounts	(9,928)	—
Payment for taxes withheld for stock compensation	(230)	(1,113)
Net cash provided by (used in) financing activities	625,484	(37,255)
Net increase (decrease) in cash and cash equivalents	357,190	(1,809)
Cash, cash equivalents, and restricted cash - Beginning of Period	170,523	246,620
Cash, cash equivalents, and restricted cash - End of Period	$527,713	$244,811

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$900	$7,108

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

On February 7, 2024, the Company and Alaska each received a request for additional information and documentary material (together, the Second Request) from the Antitrust Division of the Department of Justice (the DOJ) in connection with the DOJ’s review of the Merger. On March 27, 2024, the Company and Alaska entered into a timing agreement with the DOJ pursuant to which we agreed, among other things, not to consummate the Merger before 90 days following the date on which both parties have certified substantial compliance with the Second Request (May 7, 2024) unless we have received written notice from the DOJ prior to the end of such 90-day period (which was previously scheduled to expire on August 5, 2024) that the DOJ has closed its investigation of the Merger. On July 29, 2024, the Company and Alaska agreed with the DOJ to extend the review period until 12:01 a.m., Eastern Time, on August 15, 2024.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, the Company may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.
The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.
During the three and six months ended June 30, 2024, the Company incurred $6.5 million and $15.0 million, respectively, of costs related to the Merger Agreement, which was recorded as a Special item in the Consolidated Statements of Operations. There were no costs incurred during the same periods in 2023.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive income (loss) components	Three months ended June 30,		Six months ended June 30,		Affected line items in the consolidated statements of operations where net income is presented
	2024	2023	2024	2023
	(in thousands)
Amortization of defined benefit plan items
Actuarial loss	$290	$537	$580	$987	Nonoperating income (expense), other, net
Prior service cost	173	186	346	331	Nonoperating income (expense), other, net
Total before tax	463	723	926	1,318
Tax benefit	(115)	(167)	(229)	(314)
Total, net of tax	$348	$556	$697	$1,004
Short-term investments
Realized gain on sales of investments	$(46)	$(679)	$(125)	$(1,072)	Gains (losses) on investments, net
Realized loss on sales of investments	147	2,257	177	3,168	Gains (losses) on investments, net
Total before tax	101	1,578	52	2,096
Income tax benefit	(25)	(657)	(13)	(529)
Total, net of tax	$76	$921	$39	$1,567
Total reclassifications for the period	$424	$1,477	$736	$2,571

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2024 and 2023 is as follows:

Three months ended June 30, 2024	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(60,327)	$(17,708)	$(78,035)
Other comprehensive income before reclassifications, net of tax	—	419	419
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	348	76	424
Net current-period other comprehensive income	348	495	843
Ending balance	$(59,979)	$(17,213)	$(77,192)

Three months ended June 30, 2023	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(66,517)	$(30,701)	$(97,218)
Other comprehensive loss before reclassifications, net of tax	(81)	(869)	(950)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	556	921	1,477
Net current-period other comprehensive income	475	52	527
Ending balance	$(66,042)	$(30,649)	$(96,691)

Six months ended June 30, 2024	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(60,677)	$(18,475)	$(79,152)
Other comprehensive income before reclassifications, net of tax	1	1,223	1,224
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	697	39	736
Net current-period other comprehensive income	698	1,262	1,960
Ending balance	$(59,979)	$(17,213)	$(77,192)

Six months ended June 30, 2023	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(59,439)	$(35,727)	$(95,166)
Other comprehensive income (loss) before reclassifications, net of tax	(7,607)	3,511	(4,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,004	1,567	2,571
Net current-period other comprehensive income (loss)	(6,603)	5,078	(1,525)
Ending balance	$(66,042)	$(30,649)	$(96,691)

4. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

The potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive was 568,317 and 46,344 for the three months ended June 30, 2024 and 2023, respectively, and 637,158 and 71,081 for the six months ended June 30, 2024 and 2023, respectively. Certain warrant shares held by Amazon have not been included in the computation as their performance condition has not yet been satisfied. As of June 30, 2024 and 2023, the unvested Amazon warrant shares excluded from antidilutive shares were 8,142,534 and 8,183,451, respectively. Refer to Note 11 to the Notes to Consolidated Financial Statements for additional discussion.

The following table shows the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except for per share data)
Numerator:
Net Loss	$(67,594)	$(12,335)	$(205,159)	$(110,592)
Denominator:
Weighted average common stock shares outstanding - Basic	51,932	51,587	51,885	51,547
Weighted average common stock shares outstanding - Diluted	51,932	51,587	51,885	51,547
Net Loss Per Share
Basic	$(1.30)	$(0.24)	$(3.95)	$(2.15)
Diluted	$(1.30)	$(0.24)	$(3.95)	$(2.15)

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

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Geographic Information	(in thousands)
Domestic	$591,023	$564,684	$1,083,433	$1,050,813
Pacific	140,882	142,244	294,039	268,718
Total operating revenue	$731,905	$706,928	$1,377,472	$1,319,531

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

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$614,666	$597,558	$1,154,288	$1,103,520
Frequent flyer revenue, transportation component	51,363	47,434	95,189	89,998
Passenger Revenue	$666,029	$644,992	$1,249,477	$1,193,518

Other revenue (e.g., cargo and other miscellaneous)	$36,635	$29,863	$70,182	$65,001
Frequent flyer revenue, marketing and brand component	29,241	32,073	57,813	61,012
Other Revenue	$65,876	$61,936	$127,995	$126,013

As of June 30, 2024 and December 31, 2023, the Company's air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $567.7 million and $423.1 million, respectively, which generally represents revenue that is expected to be realized in future periods.

During the three months ended June 30, 2024 and 2023, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $306.4 million and $398.4 million, respectively. During the six months ended June 30, 2024 and 2023, the amount of passenger ticket revenue recognized that was included in air traffic liability as of the beginning of the respective period was $329.2 million and $412.2 million, respectively.

Non-refundable tickets sold and credits issued generally expire 13 months from the date of issuance or scheduled flight, as applicable. The Company records an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results, available market information, and forecasted trends, including weather or other events impacting customer travel. During the three months ended June 30, 2024 and 2023, the Company recognized advanced breakage of $15.5 million and $17.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized advanced breakage of $32.9 million and $29.7 million, respectively. The Company will continue to monitor customers' travel behavior and may adjust its estimates in the future.
Frequent Flyer Accounting

The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue on its unaudited Consolidated Balance Sheets. The table below presents the Company's frequent flyer liability balance:

	June 30, 2024	December 31, 2023
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$219,030	$201,418
Noncurrent frequent flyer deferred revenue	296,336	308,502
Total frequent flyer liability	$515,366	$509,920

The table below presents a roll forward of Frequent flyer deferred revenue for the six months ended June 30, 2024 and 2023:

	2024	2023
	(in thousands)
Total frequent flyer liability - beginning balance	$509,920	$484,580
Miles awarded	103,359	107,947
Travel miles redeemed (Passenger Revenue)	(95,189)	(89,998)
Non-travel miles redeemed (Other Revenue)	(2,724)	(2,454)
Total frequent flyer liability - ending balance	$515,366	$500,075

6.  Short-Term Investments

The following is a summary of short-term investments held as of June 30, 2024 and December 31, 2023:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$206,872	$175	$(12,324)	$194,723
U.S. government and agency securities	270,485	84	(4,268)	266,301
Other fixed income securities	136,355	28	(4,996)	131,387
Asset-backed securities	34,334	83	(1,147)	33,270
Collateralized loan obligations	35,340	41	(371)	35,010
Bank notes	8,625	51	(170)	8,506
Total debt securities	692,011	462	(23,276)	669,197
Derivatives	320	1,113	(95)	1,338
Equity securities	80,914	—	(7,055)	73,859
Other investments measured at net asset value	1,000	215	—	1,215
Total short-term investments	$774,245	$1,790	$(30,426)	$745,609

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt securities
Corporate debt securities	$217,777	$440	$(10,717)	$207,500
U.S. government and agency securities	305,169	168	(4,908)	300,429
Other fixed income securities	35,319	42	(6,847)	28,514
Asset-backed securities	24,298	69	(1,281)	23,086
Collateralized loan obligations	39,628	83	(1,335)	38,376
Bank notes	9,118	—	(204)	8,914
Total debt securities	631,309	802	(25,292)	606,819
Derivatives	233	1,026	(745)	514
Equity securities	161,677	—	(14,866)	146,811
Other investments measured at net asset value	1,000	80	—	1,080
Total short-term investments	$794,219	$1,908	$(40,903)	$755,224

The following tables present fair values and gross unrealized losses by security type and length of time that individual debt securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024	(in thousands)
Debt securities
Corporate debt securities	$33,887	$(238)	$132,944	$(12,086)	$166,831	$(12,324)
U.S. government and agency securities	52,530	(68)	187,059	(4,200)	239,589	(4,268)
Other fixed income securities	1,813	(17)	24,153	(4,979)	25,966	(4,996)
Asset-backed securities	5,579	(39)	13,188	(1,108)	18,767	(1,147)
Collateralized loan obligations	4,042	(30)	8,441	(341)	12,483	(371)
Bank notes	4,047	(55)	1,484	(115)	5,531	(170)
	$101,898	$(447)	$367,269	$(22,829)	$469,167	$(23,276)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(in thousands)
Debt securities
Corporate debt securities	$9,784	$(233)	$154,607	$(10,484)	$164,391	$(10,717)
U.S. government and agency securities	82,930	(608)	193,400	(4,300)	276,330	(4,908)
Other fixed income securities	1,867	(26)	21,933	(6,821)	23,800	(6,847)
Asset-backed securities	2,225	(17)	14,881	(1,264)	17,106	(1,281)
Collateralized loan obligations	5,032	(63)	29,445	(1,272)	34,477	(1,335)
Bank notes	8,396	(164)	519	(40)	8,915	(204)
	$110,234	$(1,111)	$414,785	$(24,181)	$525,019	$(25,292)
As of June 30, 2024 and December 31, 2023, the Company's unrealized losses from debt securities were generated from 425 positions out of 567 positions and 394 positions out of 502 positions, respectively.
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

Debt securities in a continuous unrealized loss position for twelve months or greater as of June 30, 2024 and December 31, 2023 were primarily attributable to changes in interest rates, relative to when the investment securities were purchased. The Company does not intend to sell any of these investments and it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis, which may be at maturity. Accordingly, the Company has determined that the unrealized losses on its debt securities as of June 30, 2024 were temporary in nature. The Company has evaluated these debt securities and did not recognize any significant credit losses as of June 30, 2024 and December 31, 2023.

For the three months ended June 30, 2024 and 2023, unrealized gain on equity securities of $3.4 million and unrealized loss on equity securities of $1.5 million, respectively, was recorded in Losses on investment, net, in Nonoperating income (expense). For the six months ended June 30, 2024 and 2023, unrealized gain on equity securities of $8.5 million and unrealized loss on equity securities of $0.5 million, respectively, was recorded in Losses on investment, net, in Nonoperating income (expense).

Contractual maturities of debt securities as of June 30, 2024 are shown below:

	Under 1 Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Debt Securities
Corporate debt	$1,572	$110,831	$82,320	$194,723
U.S. government and agency debt	40,646	214,108	11,547	266,301
Other fixed income securities	103,106	13,993	14,288	131,387
Asset-backed securities	1,330	14,257	17,683	33,270
Collateralized loan obligations	—	150	34,860	35,010
Bank notes	—	4,448	4,058	8,506
Total debt securities	$146,654	$357,787	$164,756	$669,197
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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$348,818	$344,273	$4,545	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	194,723	—	190,172	4,551
U.S. government and agency securities	266,301	—	266,301	—
Other fixed income securities	131,387	—	131,387	—
Asset-backed securities	33,270	—	25,516	7,754
Collateralized loan obligations	35,010	—	34,394	616
Bank notes	8,506	—	1,710	6,796
Total debt securities	669,197	—	649,480	19,717
Derivatives	1,338	—	1,338	—
Equity securities	73,859	72,920	939	—
Other investments measured at net asset value	1,215	—	—	—
Total short-term investments	745,609	72,920	651,757	19,717
Other Assets
Fuel derivative contracts	2,495	—	2,495	—
Assets held-for-sale	1,072	—	—	1,072
Total assets measured at fair value	$1,115,244	$434,443	$658,797	$20,789

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$99,965	$99,279	$686	$—
Restricted cash	17,250	17,250	—	—
Short-term investments
Debt securities
Corporate debt securities	207,500	—	202,873	4,627
U.S. government and agency securities	300,429	—	300,429	—
Other fixed income securities	28,514	—	28,514	—
Asset-backed securities	23,086	—	15,172	7,914
Collateralized loan obligations	38,376	—	38,123	253
Bank notes	8,914	—	2,046	6,868
Total debt securities	606,819	—	587,157	19,662
Derivatives	514	—	514	—
Equity securities	146,811	146,031	780	—
Other investments measured at net asset value	1,080	—	—	—
Total short-term investments	755,224	146,031	588,451	19,662
Other Assets
Fuel derivative contracts	2,069	—	2,069	—
Assets held-for-sale	1,135	—	—	1,135
Total assets measured at fair value	$875,643	$262,560	$591,206	$20,797

Cash equivalents and restricted cash. The Company's Level 1 cash equivalents consist of money market securities and mutual funds, which are valued based on quoted prices in an active market. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities with original maturity dates less than 90 days. The fair value of these instruments is based on a market approach using prices generated by market transactions involving similar assets. Restricted cash includes funds held in a controlled account to be used for debt service payments associated with the Company's loyalty and intellectual brand offering. As of June 30, 2024, approximately $17.3 million was held in the controlled account designated for debt servicing and was classified as restricted cash on the Company's Consolidated Balance Sheets.

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

The reconciliation of the Company's short-term investments measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2024 is as follows:

	Short-term Investment Activity for the six months ended June 30, 2024
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2023	$7,914	$6,868	$253	$4,627	$19,662
Purchases	—	—	363	—	363
Sale of investments	—	—	—	(10)	(10)
Redemptions and paydowns	(80)	(136)	—	—	(216)
Amortization and accretion, net	30	(1)	—	(2)	27
Realized and unrealized gains (losses), net	(110)	65	—	(64)	(109)
Ending balance as of June 30, 2024	$7,754	$6,796	$616	$4,551	$19,717

	Short-term Investment Activity for the six months ended June 30, 2023
	Asset-Backed Securities	Bank Notes	Collateralized Loan Obligations	Corporate Debt Securities	Total
	(in thousands)
Beginning balance as of December 31, 2022	$9,033	$9,426	$2,558	$8,173	$29,190
Purchases	—	944	—	—	944
Sale of investments	—	(2,189)	—	—	(2,189)
Redemptions and paydowns	(49)	(341)	—	(12)	(402)
Amortization and accretion, net	32	2	—	3	37
Realized and unrealized gains (losses), net	(146)	65	(130)	(21)	(232)
Ending balance as of June 30, 2023	$8,870	$7,907	$2,428	$8,143	$27,348

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
June 30, 2024					December 31, 2023
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$2,199,953	$2,068,918	$—	$—	$2,068,918	$1,581,009	$1,406,721	$—	$—	$1,406,721

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

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2024	2023	2024	2023
	(in thousands)
Losses realized at settlement	$(1,954)	$(2,795)	$(4,352)	$(4,308)
Reversal of prior period unrealized amounts	2,520	6,192	4,335	2,639
Unrealized losses that will settle in future periods	(2,429)	(7,055)	(2,428)	(7,055)
Losses on fuel derivatives recorded as Nonoperating Expense	$(1,863)	$(3,658)	$(2,445)	$(8,724)
Investment Portfolio Management
The Company's investment managers use a combination of derivative instruments (swaps, futures, options and forward contracts) to manage risk associated with its investment portfolio, including the volatility in interest rates and currency exchange rates on foreign denominated debt securities. As of June 30, 2024 and December 31, 2023, the Company's derivative positions reflected a net asset position of $1.3 million and $0.5 million, respectively, within the portfolio. During the three months ended June 30, 2024 and 2023, the Company recognized a net realized and unrealized gain of $0.2 million and a net realized and unrealized loss of $1.0 million, respectively, through Nonoperating income (expense). During the six months ended June 30, 2024 and 2023, the Company recognized a net realized and unrealized gain of $0.8 million and a net realized and unrealized loss of $1.0 million, respectively, through Nonoperating income (expense).
The following table presents the gross fair value of asset and liability derivatives, all of which are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of June 30, 2024

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	95,802 gallons	June 2025	$2,495	$—	$2,495
Foreign currency derivatives	Short-term investments	37,627 Euro	March 2025	$1,023	$(22)	$1,001
Interest rate contracts	Short-term investments	52,867 US Dollars	May 2028	$433	$(96)	$337
Derivative positions as of December 31, 2023

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross Fair Value of Assets	Gross Fair Value of (Liabilities)	Net Derivative Position
		(in thousands)		(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	90,258 gallons	December 2024	$2,069	$—	$2,069
Foreign currency derivatives	Short-term investments	38,385 Euro	March 2025	$543	$(569)	$(26)
Interest rate contracts	Short-term investments	16,110 US Dollars	May 2028	$797	$(257)	$540
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

The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features was in a net asset position of $3.8 million and $2.6 million as of June 30, 2024 and December 31, 2023, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral with its counterparties as of June 30, 2024 and December 31, 2023, respectively.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

9.  Debt

Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Class A EETC-13, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026	$153,067	$162,953
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	15,456	19,050
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	13,267	16,394
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in March 2025	33,096	45,107
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in September 2031	38,065	46,225
CARES Act Payroll Support Program, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2030 through September 2030	60,278	60,278
Payroll Support Program Extension, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in March 2031 through April 2031	27,797	27,797
Payroll Support Program 3, fixed interest rate of 1.0% for the first through fifth years and variable interest of SOFR plus a margin of 2.0% for the sixth year through maturity, semiannual interest payments, principal balance due at maturity in April 2031 through June 2031	23,908	23,908
Financing Lease, variable interest rate of SOFR plus a margin of 3.85%, quarterly principal and interest payments, remaining balance due at maturity in January 2034	129,175	—
Boeing 787-9 Aircraft Facility Agreement consisting of (a) $115.0 million Senior note with a variable rate of SOFR + 3.5% maturing in April 2034, and (b) $15.0 million Junior note with a fixed interest rate of 10.4934%, maturing in April 2029	130,000	—
Airbus A321neo Aircraft Facility Agreements, collateralized by 10 aircraft, maturity in June 2032. Five loans include variable rates based on SOFR plus a margin of 3.20% and the other five loans have a fixed interest rate ranging between 7.25% and 7.50%, quarterly principal and interest payments.	402,500	—
Loyalty Program Financing, fixed interest of 5.75%, quarterly interest payments, principal balance due at maturity in January 2026	1,200,000	1,200,000
Unamortized debt discount and issuance costs	(26,656)	(20,703)
Total Debt	$2,199,953	$1,581,009
Less: Current maturities of long-term debt	(131,824)	(43,857)
Long-Term Debt, less discount	$2,068,129	$1,537,152

Revolving Credit Facility

In August 2022, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the Revolving Credit Facility). The Revolving Credit Facility has an aggregate principal amount not to exceed $235.0 million and matures in December 2025. The Company may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at the Company's option: (1) a variable rate equal to the Secured overnight financing rate (as defined in the Revolving Credit Facility) plus a margin of 3.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 2.0%. The Company is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of June 30, 2024, the Company had no outstanding borrowing under the Revolving Credit Facility.

Boeing 787-9 Aircraft Financing

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

In April 2024, the Company took delivery of its second Boeing 787-9 aircraft and entered into senior and junior loan agreements totaling $130.0 million. The $115.0 million senior loan has a term of 10 years, maturing in April 2034, and has a variable rate based on SOFR plus a margin of 3.50%. The $15.0 million junior loan has a term of 5 years, maturing in April 2029, and has a fixed interest rate of 10.4934%. Both agreements require quarterly principal and interest payments.

Airbus A321neo Financing

In June 2024, the Company entered into ten Aircraft Loan Agreements totaling $402.5 million, which are collateralized by 10 Airbus A321neo aircraft. Each loan has a term of 8 years, maturing in June 2032. Five loans have a variable rate based on SOFR plus a stated margin of 3.20%, with quarterly principal and interest payments. The other five loans have a fixed interest rate ranging between 7.25% and 7.50%, with quarterly principal and interest payments.

Loyalty Program Financing Exchange

On July 26, 2024, Hawaiian completed its private exchange offer ("Exchange Offer") for its outstanding Loyalty Program 5.750% senior secured notes due 2026 ("Existing Notes") with 11.0% senior secured notes due 2029 ("New Notes" and, together with the Existing Notes, the "Notes") and cash. In connection with the Exchange Offer, Hawaiian issued $984.8 million aggregate principal amount of New Notes. The New Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (“HoldCo 1”), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (“HoldCo 2” and, together with HoldCo 1, the “Cayman Guarantors”), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the “Parent Guarantors” and the Parent Guarantors, together with the Cayman Guarantors, the “Guarantors”). The New Notes will mature on April 15, 2029. The New Notes bear interest at a rate of 11.000% per year, payable quarterly in arrears on January 20, April 20, July 20 and October 20 of each year, beginning on October 20, 2024.

Schedule of Debt Maturities

As of June 30, 2024, the expected maturities of debt, excluding debt issuance costs, for the remainder of 2024 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2024	$57,191
2025	125,947
2026	1,411,554
2027	84,902
2028	85,846
Thereafter	461,169
$2,226,609

Covenants

The Company's debt agreements contain various affirmative, negative and financial covenants. The Company was in compliance with the covenants in these debt agreements as of June 30, 2024.

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2024	2023	2024	2023
	(in thousands)
Service cost	$2,514	$1,791	$5,028	$3,420
Other cost:
Interest cost	6,307	6,513	12,614	12,943
Expected return on plan assets	(5,843)	(5,529)	(11,686)	(11,060)
Recognized net actuarial loss	463	723	926	1,318
Total other components of the net periodic benefit cost	927	1,707	1,854	3,201
Net periodic benefit cost	$3,441	$3,498	$6,882	$6,621

Service costs are recorded within Wages and benefits on the unaudited Consolidated Statements of Operations. Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item on the unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2024 and 2023, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans. The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2024.

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

The Warrant was valued in two tranches, both utilizing a Monte Carlo Simulation Model. The First Tranche, which met the grant date criteria under ASC 718 at execution of the ATSA, has a set exercise price and a grant date fair value of approximately $57.9 million, or $9.19 per Warrant Share. The Warrant is classified as an equity award, subject only to the Performance Condition referenced above which impacts the timing of the vesting of the Warrant Shares. The Second Tranche, which will not have an established exercise price until a future date, as noted above, was valued at approximately $26.0 million, or $8.25 per Warrant Share as of June 30, 2024. As a grant date has not yet been established, the Company will estimate the fair value of these Warrant Shares on a quarterly basis; however, the Company also considered that until the Warrant Shares vest, there is no financial statement impact related to the Second Tranche for unvested shares under ASC 718. At their grant date, the Company will value these Warrant Shares, which will be classified as equity awards, subject to the Performance Condition.

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

12. Commitments and Contingent Liabilities

Commitments

As of June 30, 2024, the Company had the following aircraft-related commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	10	8	Between 2024 and 2027
General Electric GEnx spare engines:
Boeing 787-9 spare engines	2	1	Between 2024 and 2027

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

The Company took delivery of its second Boeing 787-9 aircraft in April 2024, which was placed into revenue service in May 2024. To finance the aircraft, the Company entered into (a) a $115.0 million senior note maturing in April 2034 with a variable interest rate based on SOFR plus 350 basis points, and (b) a $15.0 million junior note maturing in April 2029 with a fixed interest rate of 10.4934%. Principal and interest payments on the notes are due quarterly.
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
The Company has commitments with third-party service providers for reservations, information technology, and accounting services through 2033. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures and committed payments as of June 30, 2024 and for the next five fiscal years and thereafter are detailed below:

	Aircraft and Aircraft Related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2024	$72,992	$13,941	$86,933
2025	563,736	21,944	585,680
2026	667,219	12,265	679,484
2027	253,228	8,270	261,498
2028	—	3,311	3,311
Thereafter	—	58,285	58,285
	$1,557,175	$118,016	$1,675,191

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

Credit Card Holdbacks

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2024 and December 31, 2023, there were no holdbacks held with the Company's credit card processors.

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

As of June 30, 2024 and December 31, 2023, assets held for sale were $1.1 million for both periods. A roll-forward of the Assets held-for-sale activity for the six months ended June 30, 2024 and 2023 is as follows:

	Assets Held-For-Sale Activity for the six months ended June 30, 2024
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2023	$1,135	$—	$1,135
Additions	—	—	—
Proceeds from sale	(130)	—	(130)
Realized gains	67	—	67
Realized losses	—	—	—
Ending balance as of June 30, 2024	$1,072	$—	$1,072

	Assets Held-For-Sale Activity for the six months ended June 30, 2023
	ATR Aircraft	Commercial Real Estate	Total
	(in thousands)
Beginning balance as of December 31, 2022	$7,728	$6,291	$14,019
Additions	—	—	—
Proceeds from sale	(4,546)	(16,470)	(21,016)
Realized gains	76	10,179	10,255
Realized losses	(413)	—	(413)
Ending balance as of June 30, 2023	$2,845	$—	$2,845

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$731,963	$13,859	$(13,917)	$731,905
Operating Expenses:
Wages and benefits	—	265,024	—	—	265,024
Aircraft fuel, including taxes and delivery	—	179,153	—	—	179,153
Maintenance, materials and repairs	—	69,897	—	—	69,897
Aircraft and passenger servicing	—	47,854	—	—	47,854
Commissions and other selling	1	29,069	77	(79)	29,068
Aircraft rent	—	29,891	—	—	29,891
Other rentals and landing fees	—	45,011	—	—	45,011
Depreciation and amortization	—	35,068	—	—	35,068
Purchased services	50	38,948	93	(66)	39,025
Special items	—	6,497	—	—	6,497
Other	1,580	52,450	546	(13,772)	40,804
Total	1,631	798,862	716	(13,917)	787,292
Operating Income (Loss)	(1,631)	(66,899)	13,143	—	(55,387)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(66,077)	(4,248)	—	70,325	—
Interest expense and amortization of debt discounts and issuance costs	—	(10,563)	(18,507)	746	(28,324)
Interest income	110	10,583	1,187	(746)	11,134
Capitalized interest	—	2,541	—	—	2,541
Losses on fuel derivatives	—	(1,863)	—	—	(1,863)
Other components of net periodic pension cost	—	(927)	—	—	(927)
Losses on investments, net	—	(654)	—	—	(654)
Gains on foreign debt	—	6,470	—	—	6,470
Other, net	—	(584)	—	—	(584)
Total	(65,967)	755	(17,320)	70,325	(12,207)
Loss Before Income Taxes	(67,598)	(66,144)	(4,177)	70,325	(67,594)
Income tax benefit	—	—	—	—	—
Net Loss	$(67,598)	$(66,144)	$(4,177)	$70,325	$(67,594)
Comprehensive Loss	$(66,751)	$(65,301)	$(4,177)	$69,478	$(66,751)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$707,032	$13,946	$(14,050)	$706,928
Operating Expenses:
Wages and benefits	—	237,680	—	—	237,680
Aircraft fuel, including taxes and delivery	—	166,380	—	—	166,380
Maintenance, materials and repairs	—	53,657	—	—	53,657
Aircraft and passenger servicing	—	43,126	—	—	43,126
Commissions and other selling	9	28,407	58	(83)	28,391
Aircraft rent	—	26,159	—	—	26,159
Depreciation and amortization	—	33,348	—	—	33,348
Other rentals and landing fees	—	41,487	—	—	41,487
Purchased services	52	37,089	106	(66)	37,181
Other	1,798	60,126	1,076	(13,901)	49,099
Total	1,859	727,459	1,240	(14,050)	716,508
Operating Income (Loss)	(1,859)	(20,427)	12,706	—	(9,580)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(10,620)	(4,172)	—	14,792	—
Interest expense and amortization of debt discounts and issuance costs	—	(4,966)	(18,487)	748	(22,705)
Interest income	145	12,863	1,279	(748)	13,539
Capitalized interest	—	1,945	—	—	1,945
Losses on fuel derivatives	—	(3,658)	—	—	(3,658)
Other components of net periodic pension cost	—	(1,707)	—	—	(1,707)
Losses on investments, net	—	(3,549)	—	—	(3,549)
Gains on foreign debt	—	12,174	—	—	12,174
Other, net	—	(920)	—	—	(920)
Total	(10,475)	8,010	(17,208)	14,792	(4,881)
Loss Before Income Taxes	(12,334)	(12,417)	(4,502)	14,792	(14,461)
Income tax benefit	—	(2,126)	—	—	(2,126)
Net Loss	$(12,334)	$(10,291)	$(4,502)	$14,792	$(12,335)
Comprehensive Loss	$(11,808)	$(9,764)	$(4,502)	$14,266	$(11,808)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,377,554	$27,642	$(27,724)	$1,377,472
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	367,931	—	—	367,931
Wages and benefits	—	526,959	—	—	526,959
Aircraft rent	—	59,597	—	—	59,597
Maintenance materials and repairs	—	140,868	—	—	140,868
Aircraft and passenger servicing	—	93,278	—	—	93,278
Commissions and other selling	11	57,559	109	(168)	57,511
Depreciation and amortization	—	68,035	—	—	68,035
Other rentals and landing fees	—	88,138	—	—	88,138
Purchased services	170	77,275	186	(131)	77,500
Special items	—	14,979	—	—	14,979
Other	3,930	109,021	1,183	(27,425)	86,709
Total	4,111	1,603,640	1,478	(27,724)	1,581,505
Operating Income (Loss)	(4,111)	(226,086)	26,164	—	(204,033)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(201,269)	(8,720)	—	209,989	—
Interest expense and amortization of debt discounts and issuance costs	—	(16,877)	(37,008)	1,492	(52,393)
Other components of net periodic pension cost	—	(1,854)	—	—	(1,854)
Interest income	219	20,030	2,398	(1,492)	21,155
Capitalized interest	—	5,675	—	—	5,675
Losses on fuel derivatives	—	(2,445)	—	—	(2,445)
Loss on extinguishment of debt	—	—	—	—	—
Losses on investments, net	—	(184)	—	—	(184)
Gains on foreign debt	—	14,989	—	—	14,989
Other, net	—	(1,354)	—	—	(1,354)
Total	(201,050)	9,260	(34,610)	209,989	(16,411)
Loss Before Income Taxes	(205,161)	(216,826)	(8,446)	209,989	(220,444)
Income tax benefit	—	(15,285)	—	—	(15,285)
Net Loss	$(205,161)	$(201,541)	$(8,446)	$209,989	$(205,159)
Comprehensive Loss	$(203,199)	$(199,581)	$(8,446)	$208,027	$(203,199)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,318,830	$28,222	$(27,521)	$1,319,531
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	364,005	—	—	364,005
Wages and benefits	—	479,613	—	—	479,613
Aircraft rent	—	54,330	—	—	54,330
Maintenance materials and repairs	—	103,974	(31)	—	103,943
Aircraft and passenger servicing	—	85,658	—	—	85,658
Commissions and other selling	18	56,561	281	(230)	56,630
Depreciation and amortization	—	66,015	—	—	66,015
Other rentals and landing fees	—	80,226	—	(19)	80,207
Purchased services	171	71,540	674	(131)	72,254
Other	3,627	115,690	(8,292)	(27,141)	83,884
Total	3,816	1,477,612	(7,368)	(27,521)	1,446,539
Operating Income (Loss)	(3,816)	(158,782)	35,590	—	(127,008)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(107,316)	(9,002)	—	116,318	—
Interest expense and amortization of debt discounts and issuance costs	—	(10,114)	(36,959)	1,488	(45,585)
Other components of net periodic pension cost	—	(3,201)	—	—	(3,201)
Interest income	543	28,405	2,544	(1,488)	30,004
Capitalized interest	—	3,404	—	—	3,404
Loss on extinguishment of debt	—	—	—	—	—
Losses on fuel derivatives	—	(8,724)	—	—	(8,724)
Losses on investments, net	—	(2,852)	—	—	(2,852)
Gains on foreign debt	—	14,434	—	—	14,434
Other, net	—	(764)	—	—	(764)
Total	(106,773)	11,586	(34,415)	116,318	(13,284)
Income (Loss) Before Income Taxes	(110,589)	(147,196)	1,175	116,318	(140,292)
Income tax benefit	—	(29,700)	—	—	(29,700)
Net Income (Loss)	$(110,589)	$(117,496)	$1,175	$116,318	$(110,592)
Comprehensive Income (Loss)	$(112,117)	$(119,021)	$1,175	$117,846	$(112,117)

Condensed Consolidating Balance Sheets
June 30, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,927	$470,603	$30,933	$—	$510,463
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	745,609	—	—	745,609
Accounts receivable, net	—	107,739	27,849	(24,753)	110,835
Income taxes receivable	1,269	1,450	—	—	2,719
Spare parts and supplies, net	—	70,627	—	—	70,627
Prepaid expenses and other	—	79,403	—	—	79,403
Total	10,196	1,475,431	76,032	(24,753)	1,536,906
Property and equipment at cost	—	3,392,362	—	—	3,392,362
Less accumulated depreciation and amortization	—	(1,192,373)	—	—	(1,192,373)
Property and equipment, net	—	2,199,989	—	—	2,199,989
Assets held-for-sale	—	224	848	—	1,072
Operating lease right-of-use assets	—	371,519	—	—	371,519
Long-term prepayments and other	—	119,771	1,200,000	(1,200,000)	119,771
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(779,230)	(66,313)	—	845,543	—
Investment in consolidated subsidiaries	807,451	(17,310)	503	(790,644)	—
Total Assets	$38,417	$4,083,311	$1,290,883	$(1,169,854)	$4,242,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$887	$213,809	$690	$(14,549)	$200,837
Air traffic liability and current frequent flyer deferred revenue	—	784,922	8,088	—	793,010
Other accrued liabilities	—	169,287	13,652	(10,204)	172,735
Current maturities of long-term debt, less discount	—	131,824	—	—	131,824
Current maturities of finance lease obligations	—	8,883	—	—	8,883
Current maturities of operating leases	—	74,640	—	—	74,640
Total	887	1,383,365	22,430	(24,753)	1,381,929
Long-Term Debt	—	2,076,095	1,192,034	(1,200,000)	2,068,129
Intercompany payable	143,021	(586,195)	130,400	312,774	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	54,012	—	—	54,012
Noncurrent operating leases	—	267,103	—	—	267,103
Accumulated pension and other post-retirement benefit obligations	—	144,011	—	—	144,011
Other liabilities and deferred credits	—	83,705	—	—	83,705
Noncurrent frequent flyer deferred revenue	—	296,336	—	—	296,336
Deferred tax liabilities, net	—	53,024	—	—	53,024
Total	—	898,191	—	—	898,191
Shareholders’ equity	(105,491)	311,855	(53,981)	(257,875)	(105,492)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,417	$4,083,311	$1,290,883	$(1,169,854)	$4,242,757

Condensed Consolidating Balance Sheets
December 31, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,707	$113,026	$31,540	$—	$153,273
Restricted cash	—	—	17,250	—	17,250
Short-term investments	—	755,224	—	—	755,224
Accounts receivable, net	1,269	101,655	26,261	(23,327)	105,858
Income taxes receivable, net	—	669	—	—	669
Spare parts and supplies, net	—	60,115	—	—	60,115
Prepaid expenses and other	—	78,551	—	—	78,551
Total	9,976	1,109,240	75,051	(23,327)	1,170,940
Property and equipment at cost	—	3,164,145	—	—	3,164,145
Less accumulated depreciation and amortization	—	(1,150,529)	—	—	(1,150,529)
Property and equipment, net	—	2,013,616	—	—	2,013,616
Assets held-for-sale	—	262	873	—	1,135
Operating lease right-of-use assets	—	413,237	—	—	413,237
Long-term prepayments and other	—	121,097	1,200,000	(1,200,000)	121,097
Goodwill and other intangible assets, net	—	—	13,500	—	13,500
Intercompany receivable	(577,961)	(57,591)	—	635,552	—
Investment in consolidated subsidiaries	807,451	(17,309)	502	(790,644)	—
Total Assets	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$784	$212,464	$590	$(14,615)	$199,223
Air traffic liability and current frequent flyer deferred revenue	—	623,324	10,021	—	633,345
Other accrued liabilities	—	170,651	13,652	(8,712)	175,591
Current maturities of long-term debt, less discount	—	43,857	—	—	43,857
Current maturities of finance lease obligations	—	10,053	—	—	10,053
Current maturities of operating leases	—	83,332	—	—	83,332
Total	784	1,143,681	24,263	(23,327)	1,145,401
Long-Term Debt	—	1,547,626	1,189,526	(1,200,000)	1,537,152
Intercompany payable	143,257	(573,873)	121,673	308,943	—
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	—	60,116	—	—	60,116
Noncurrent operating leases	—	303,119	—	—	303,119
Accumulated pension and other post-retirement benefit obligations	—	140,742	—	—	140,742
Other liabilities and deferred credits	—	77,154	—	—	77,154
Noncurrent frequent flyer deferred revenue	—	308,502	—	—	308,502
Deferred tax liabilities, net	—	65,914	—	—	65,914
Total	—	955,547	—	—	955,547
Shareholders’ equity	95,425	509,571	(45,536)	(464,035)	95,425
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,466	$3,582,552	$1,289,926	$(1,378,419)	$3,733,525

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2024

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Used In Operating Activities	$(3,146)	$(14,339)	$(9,383)	$—	$(26,868)
Cash Flows From Investing Activities:
Net payments to affiliates	—	(12,095)	8,729	3,366	—
Additions to property and equipment, including pre-delivery deposits	—	(256,980)	—	—	(256,980)
Proceeds from the disposition of aircraft and aircraft related equipment	—	83	47	—	130
Purchases of investments	—	(232,113)	—	—	(232,113)
Sales of investments	—	247,537	—	—	247,537
Net cash provided by (used in) investing activities	—	(253,568)	8,776	3,366	(241,426)
Cash Flows From Financing Activities:
Long-term borrowings	—	663,900	—	—	663,900
Repayments of long-term debt and finance lease obligations	—	(28,258)	—	—	(28,258)
Debt issuance costs and discount	—	(9,928)	—	—	(9,928)
Net payments from affiliates	3,366	—	—	(3,366)	—
Payment for taxes withheld for stock compensation	—	(230)	—	—	(230)
Net cash provided by financing activities	3,366	625,484	—	(3,366)	625,484
Net increase in cash and cash equivalents	220	357,577	(607)	—	357,190
Cash, cash equivalents, & restricted cash - Beginning of Period	8,707	113,026	48,790	—	170,523
Cash, cash equivalents, & restricted cash - End of Period	$8,927	$470,603	$48,183	$—	$527,713

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2023

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,337)	$122,037	$(8,038)	$—	$111,662
Cash Flows From Investing Activities:
Net payments to affiliates	—	48,210	(13,211)	(34,999)	—
Additions to property and equipment, including pre-delivery deposits	—	(169,354)	—	—	(169,354)
Proceeds from the disposition of aircraft and aircraft related equipment	15,293	43	4,527	—	19,863
Purchases of investments	—	(202,037)	—	—	(202,037)
Sales of investments	—	275,312	—	—	275,312
Net cash provided by (used in) investing activities	15,293	(47,826)	(8,684)	(34,999)	(76,216)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(36,142)	—	—	(36,142)
Net payments from affiliates	(34,999)	—	—	34,999	—
Payment for taxes withheld for stock compensation	—	(1,113)	—	—	(1,113)
Net cash used in financing activities	(34,999)	(37,255)	—	34,999	(37,255)
Net increase (decrease) in cash and cash equivalents	(22,043)	36,956	(16,722)	—	(1,809)
Cash, cash equivalents, & restricted cash - Beginning of Period	28,620	151,357	66,643	—	246,620
Cash, cash equivalents, & restricted cash - End of Period	$6,577	$188,313	$49,921	$—	$244,811

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to the Merger (defined below), including statements related to the timing of completion of the Merger, or the receipt of necessary approvals to complete the Merger; the significance and timing of costs related to the Merger; the impact on us of litigation or other stockholder action related to the Merger; the effects on us and our stockholders if the Merger is not completed; our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the demand for air travel in the markets in which we operate; demand for air travel to Maui, Hawai'i; changes in our future capital needs; estimations related to our liquidity requirements; future obligations and related impact of such obligations and our expectations related to our agreement with Amazon; the number of aircraft that we will be operating under the ATSA by the end of 2024; the availability of aircraft fuel, aircraft parts and personnel; the impact and timing of A321neo engine shortages on our operating performance (including bookings, revenue and results of operations), available seat miles, operating revenue, and operating cost per available seat mile for the third quarter of 2024, 2024 and potentially beyond; expectations about the recovery of international travel demand; expectations related to currency fluctuations; expected salary and related costs; our expected fleet as of June 30, 2025; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the impact of inflation on our business, our investments and the broader economy; the impact of climate change or natural disasters; the availability of, and efforts seeking, future financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected purchases of aircraft; expected delivery or deferment of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our “Scheduled Operations.” We offer non-stop service to Hawai'i from 16 U.S. mainland cities, which is more U.S. gateway cities than any other airline, and also provide approximately 150 daily flights between the Hawaiian Islands. In addition, we operate various charter flights. We are the longest serving airline, as well as the largest airline headquartered in the state of Hawai'i and the tenth largest domestic airline in the United States based on revenue passenger miles (RPMs) as reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of April 2024, the latest available data. As of June 30, 2024, we had 7,416 active employees.

On October 20, 2022, we entered into an Air Transportation Services Agreement (ATSA) with Amazon.com Services LLC (Customer), a wholly-owned subsidiary of Amazon.com Inc. (Amazon), to provide certain air cargo transportation services to the Customer for an initial term of eight years. Thereafter, the Customer may elect to extend the ATSA for two years and, at the end of such period, the parties may mutually agree to extend the term for three additional years. The ATSA provides for us to initially operate ten A330-300F aircraft for the air cargo transportation services with the Customer having the right to enter into work orders for additional aircraft. We will supply flight crews, perform maintenance and certain administrative functions, and procure aircraft insurance. The Customer will pay us a fixed monthly fee per aircraft, a per flight hour fee, and a per flight cycle fee for each flight cycle operated. The Customer will also reimburse us for certain operating expenses, including fuel, certain maintenance, and insurance premiums. Operations under the ATSA commenced on October 2, 2023 and as of June 30, 2024, we were operating two aircraft with one additional aircraft scheduled to commence operation in the third quarter of 2024 and four additional aircraft anticipated to enter into service in the fourth quarter of 2024.

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

Second Quarter 2024 Financial Overview

•Passenger revenue in the second quarter was $666.0 million, up 3.3% as compared to the same period in 2023 on a capacity (as measured in Available Seat Miles or ASMs) increase of 4.1%, while RPM increased 3.8%, as compared to the same period in 2023, driven by improving demand across our network.

•Operating loss in the second quarter was $55.4 million, as compared to an operating loss of $9.6 million during the same period in 2023, driven by a $70.8 million increase in operating expense, predominantly wages and benefits, aircraft fuel, and maintenance material and repairs expense, offset by a $25.0 million increase in revenue.

•GAAP net loss in the second quarter was $67.6 million, or $1.30 per diluted share on total revenue of $731.9 million, compared to a net loss of $12.3 million, or $0.24 per diluted share, on total revenue of $706.9 million during the same period in 2023.

•Unrestricted cash, cash equivalents and short-term investments was $1.3 billion as of June 30, 2024, compared to $908.5 million as of December 31, 2023.

•During the second quarter, the Company incurred $6.5 million in merger related costs which were recorded as a Special Item in the Consolidated Statements of Operation. The Company did not incur any merger related costs during the same period in 2023.

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

On February 7, 2024, the Company and Alaska each received a request for additional information and documentary material (together, the Second Request) from the Antitrust Division of the Department of Justice (DOJ) in connection with the DOJ’s review of the Merger. On March 27, 2024, Hawaiian and Alaska entered into a timing agreement with the DOJ pursuant to which we agreed, among other things, not to consummate the Merger before 90 days following the date on which both parties have certified substantial compliance with the Second Request (May 7, 2024) unless we have received written notice from the DOJ prior to the end of such 90-day period (which was previously scheduled to expire on August 5, 2024) that the DOJ has closed its investigation of the Merger. On July 29, 2024, the Company and Alaska agreed with the DOJ to extend the review period until 12:01 a.m., Eastern Time, on August 15, 2024.

The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Alaska a termination fee of $39.6 million in connection with the termination of the Merger Agreement.

The Merger is expected to close within 12 to 18 months of the date of the Merger Agreement.

Loyalty Program Financing Exchange

On July 26, 2024, the Hawaiian completed its previously announced private exchange offer (Exchange Offer) for our outstanding Loyalty Program 5.750% senior secured notes due 2026 with 11.0% senior secured notes due 2029 (New Notes) and cash. In connection with the Exchange Offer, Hawaiian issued $984.9 million aggregate principal amount of New Notes, The New Notes are fully and unconditionally guaranteed, jointly and severally, by (i) Hawaiian Finance 1 Ltd., a direct wholly owned subsidiary of Hawaiian (“HoldCo 1”), (ii) Hawaiian Finance 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of Hawaiian (“HoldCo 2” and, together with HoldCo 1, the “Cayman Guarantors”), (iii) Hawaiian and (iv) Holdings (Holdings, together with Hawaiian, the “Parent Guarantors” and the Parent Guarantors, together with the Cayman Guarantors, the “Guarantors”). The New Notes will mature on April 15, 2029. The New Notes bear interest at a rate of 11.000% per year, payable quarterly in arrears on January 20, April 20, July 20 and October 20 of each year, beginning on October 20, 2024.

Material Changes to our Consolidated Balance Sheet

During the six months ended June 30, 2024, material changes to our Consolidated Balance Sheet consisted of the following:

•Unrestricted cash, cash equivalents and short-term investments was $1.3 billion as of June 30, 2024, compared to $908.5 million as of December 31, 2023. The increase was primarily driven by aircraft financings entered into during the period, as discussed below, offset by cash used in operations.
•Property and equipment, net, increased $186.4 million as a result of delivery and placement into revenue service of two Boeing 787-9 aircraft during the second quarter.
•As of June 30, 2024, our total debt was $2.2 billion, an increase of $618.9 million, or 39.1%, as compared to $1.6 billion as of December 31, 2023. The increase is attributed to aircraft financing transactions entered into during the first and second quarters of 2024 as discussed below, offset by scheduled debt repayments.
◦In February 2024, we took delivery of our first Boeing 787-9 aircraft and entered into a Finance Lease Agreement for $131.4 million. The transaction did not meet the criteria of a sale under the applicable accounting framework and therefore we recorded the transaction as a financing liability (i.e., debt).
◦In April 2024, we took delivery of our second Boeing 787-9 aircraft and entered into senior and junior loan agreements totaling $130.0 million. The $115.0 million senior loan has a term of 10 years, maturing in April 2034, and has a variable rate based on SOFR plus a margin of 3.50%. The $15.0 million junior loan has a term of 5 years, maturing in April 2029, and has a fixed interest rate of 10.4934%.

◦In June 2024, we entered into ten Aircraft Loan Agreements totaling $402.5 million, which are collateralized by 10 Airbus A321neo aircraft. Each loan has a term of 8 years, maturing in 2032. One loan has a variable rate based on SOFR plus a margin, with quarterly principal and interest payments. The other loan has a fixed interest rate, with quarterly principal and interest payments.
•As of June 30, 2024, our air traffic liability and current frequent flyer deferred revenue was $793.0 million, an increase of $159.7 million, or 25.2%, as compared to $633.3 million as of December 31, 2023. The increase in air traffic liability is primarily due to an increase in advanced ticket sales and the seasonality of passenger travel.

Refer to the Cash Flow and Use of Liquidity section below for additional discussion.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2023 and 2024, respectively and our expected fleet as of June 30, 2025 (based on existing executed agreements as of June 30, 2024):

	June 30, 2023			June 30, 2024			June 30, 2025 (Expected)
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A330-300F (3)	—	—	—	3	—	3	10	—	10
A321neo	4	14	18	4	14	18	4	14	18
787-9 (4)	—	—	—	—	2	2	—	4	4
717-200 (5)	5	14	19	—	19	19	—	19	19
ATR 72-200 (6)	—	1	1	—	—	—	—	—	—
Total	21	41	62	19	47	66	26	49	75

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

(4)    In February 2024, we took delivery of our first Boeing 787-9 aircraft and placed it into revenue service in April 2024. In April 2024, we took delivery of our second Boeing 787-9 aircraft which was placed into revenue service in May 2024. In May 2024, we received notification from the aircraft manufacturer of delivery delays for aircraft deliveries three through seven, ranging between three to seven months. The delivery timing for all other remaining aircraft deliveries remains unchanged.

(5)    In December 2023, we entered into an agreement to purchase one 717-200 aircraft that was under a lease agreement. During the first quarter of 2024, we entered into an agreement to purchase three additional 717-200 aircraft previously under lease. During the second quarter, we purchased the last remaining 717-200 aircraft under lease.

(6) The ATR 72-200 turboprop aircraft were previously owned by Airline Contract Maintenance & Equipment, Inc., our wholly owned subsidiary. In 2021, we announced the termination of our 'Ohana by Hawaiian operations, which operated under a capacity purchase agreement with a third-party provider. In October 2023, we completed the sale of the last ATR 72-200 aircraft. We anticipate completing the sale of remaining aircraft parts in 2024.

Results of Operations

For the three months ended June 30, 2024, we generated a net loss of $67.6 million, or $1.30 per diluted share, compared to a net loss of $12.3 million, or $0.24 per diluted share, for the same period in 2023. For the six months ended June 30, 2024, we generated a net loss of $205.2 million, or $3.95 per diluted share, compared to a net loss of $110.6 million, or $2.15 per diluted share, for the same period in 2023.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,785		2,801		5,405		5,394
Revenue passenger miles (RPM)	4,511,948		4,346,815		8,584,421		8,190,876
Available seat miles (ASM)	5,219,132		5,014,251		10,268,730		9,928,870
Passenger revenue per RPM (Yield)	14.76	¢	14.84	¢	14.56	¢	14.57	¢
Passenger load factor (RPM/ASM)	86.5%		86.7%		83.6%		82.5%
Passenger revenue per ASM (PRASM)	12.76	¢	12.86	¢	12.17	¢	12.02	¢
Total Operations:
Revenue passengers flown	2,788		2,802		5,409		5,395
RPM	4,518,854		4,346,953		8,592,013		8,192,931
ASM	5,229,924		5,014,432		10,280,765		9,931,949
Operating revenue per ASM (RASM)	13.99	¢	14.10	¢	13.40	¢	13.29	¢
Operating cost per ASM (CASM)	15.05	¢	14.29	¢	15.39	¢	14.56	¢
CASM excluding aircraft fuel and non-recurring items (a)	11.50	¢	11.08	¢	11.66	¢	11.06	¢
Aircraft fuel expense per ASM (b)	3.43	¢	3.32	¢	3.58	¢	3.66	¢
Revenue block hours operated	53,594		52,647		105,735		104,875
Gallons of aircraft fuel consumed (c)	68,446		66,360		136,096		131,214
Average cost per gallon of aircraft fuel (b)	$2.62		$2.51		$2.70		$2.77

(a)    Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(b)    Includes applicable taxes and fees.
(c)    Excludes operations under the ATSA with Amazon.

Operating Revenue

During the three and six months ended June 30, 2024, operating revenue increased by $25.0 million, or 3.5%, and $57.9 million, or 4.4%, respectively, as compared to the same periods in 2023 and is further discussed below.

Passenger revenue

For the three and six months ended June 30, 2024, passenger revenue increased by $21.0 million, or 3.3%, and $56.0 million, or 4.7%, respectively, as compared to the same periods in 2023. Details of these changes are described in the table below:

		Increase (Decrease) vs. Three Months Ended June 30, 2023
(in thousands)	Three months ended June 30, 2024	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$542,328	3.8%	0.8%	3.0%	3.5%	0.4%
International	123,701	0.8	(5.9)	6.8	6.2	(5.0)
Total	$666,029	3.3%	(0.5)%	3.8%	4.1%	(0.8)%

		Increase (Decrease) vs. Six Months Ended Jun 30, 2023
(in thousands)	Six months ended June 30, 2024	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$993,927	3.0%	2.4%	0.6%	(0.5)%	3.5%
International	255,550	11.8	(7.9)	21.5	16.8	(4.2)
Total	$1,249,477	4.7%	(0.1)%	4.8%	3.4%	1.2%

Domestic passenger revenue increased 3.8% during the three months ended June 30, 2024 as compared to the same period in 2023, on capacity growth, as measured in ASM, of 3.5%. Domestic passenger revenue increased 3.0% during the six months ended June 30, 2024 as compared to the same period in 2023, on a capacity reduction of 0.5% driven by improving yields.

Demand on our domestic network has been supported by improved yields; however, these improvements were negatively impacted by engine shortages from Pratt & Whitney and its affiliates, which announced in July 2023 that a significant portion of the PW110G-JM engine fleet, including several engines utilized by Hawaiian, would require accelerated removals and inspections. This unanticipated time out of service resulted in lower-than-expected capacity growth in the three and six months ended June 30, 2024.

Our Neighbor Island traffic, which accounted for approximately 19.4% and 20.6%, of total Domestic passenger revenue during the three and six months ended June 30, 2024, increased by 11.3% and 13.7%, respectively as compared to the same periods in 2023. Despite year-over-year improvement in the Neighbor Island market, revenue during the three and six months ended June 30, 2024 remains down 20.8% and 22.9%, respectively, as compared to the same periods in 2019 as we face continued competitive pressures with additional capacity in the market.

International route passenger revenue increased by $1.0 million, or 0.8%, and $27.0 million, or 11.8%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by increased capacity, which was up 6.2% and 16.8%, respectively, however, our International route network remains depressed in comparison to pre-COVID-19 pandemic levels, with revenue down 20.9% and 18.1%, respectively, during the three and six months ended June 30, 2024 as compared to the same periods in 2019. We expect demand on our International routes to continue to lag behind demand on our Domestic routes as we expect the weakening of the Japanese Yen, which has increased the cost of travel for customers from Japan, to continue to negatively impact international demand until the Japanese Yen recovers.
We expect our ASMs for the third quarter of 2024 to be up approximately 5.5% to 8.5% compared to the same period in 2023. We expect RASM will range between down 1.5% to 4.5% for the third quarter of 2024, as compared to the same period in 2023.
Other Operating Revenue

For the three and six months ended June 30, 2024, Other operating revenue increased by $3.9 million, or 6.4%, and $2.0 million, or 1.6%, respectively, as compared to the same periods in 2023. The increase in Other operating revenue was driven by (a) an increase in cargo revenue of $2.1 million and $0.7 million, respectively, due to higher cargo volumes during the period and (b) Other components in Other operating revenue, excluding loyalty, which includes, but is not limited to, commissions, and fees earned under certain marketing agreements, which collectively increased $4.6 million and$4.2 million, respectively during the three and six months ended June 30, 2024. These increases were offset by reductions in loyalty revenue of $2.8 million and $3.0 million, respectively, during the three and six months ended June 30, 2024 as compared to the same periods in 2023 due to reduced credit card spend and cardholder acquisitions.

Operating Expense

Operating expenses were $787.3 million and $1.6 billion during the three and six months ended June 30, 2024, respectively, and $716.5 million and $1.4 billion for the three and six months ended June 30, 2023, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2024, as compared to the same periods in 2023, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023		Increase / (decrease) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$27,344	11.5%	$47,346	9.9%
Aircraft fuel, including taxes and delivery	12,773	7.7	3,926	1.1
Maintenance, materials and repairs	16,240	30.3	36,925	35.5
Aircraft and passenger servicing	4,728	11.0	7,620	8.9
Commissions and other selling	677	2.4	881	1.6
Aircraft rent	3,732	14.3	5,267	9.7
Other rentals and landing fees	3,524	8.5	7,931	9.9
Depreciation and amortization	1,720	5.2	2,020	3.1
Purchased services	1,844	5.0	5,246	7.3
Special items	6,497	100.0	14,979	100.0
Other	(8,295)	(16.9)	2,825	3.4
Total	$70,784	9.9%	$134,966	9.3%

Wages and benefits

Wages and benefits expense increased $27.3 million, or 11.5%, and $47.3 million, or 9.9%, during the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. The increase in wages and benefits expense is primarily attributed to increased headcount and training costs as we prepared for the ramp up of our ATSA operations with Amazon, as well as the introduction of our Boeing 787 aircraft, the first two of which were placed into service in the second quarter of 2024, scheduled contractual wage increases and increased inflationary and hiring costs. In February 2023, the pilots ratified a new four year collective bargaining agreement (CBA), which included, amongst other things, a signing bonus, pay scale increases across all fleet types, improved health benefits and cost sharing, and enhancements to the Company's postretirement and disability plans.

We expect that wages and benefits will increase during the third quarter of 2024, as compared to the same period in 2023, as a result of scheduled contractual wage increases, hiring and training costs associated with the commencement of operations under the ATSA in October 2023 and our Boeing 787 operations which commenced in April 2024.

Aircraft fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2024, as compared to the prior year periods, primarily due to increased consumption, offset by a decrease in the average fuel cost per gallon, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$179,153	$166,380	7.7%	$367,931	$364,005	1.1%
Fuel gallons consumed	68,446	66,360	3.1%	136,096	131,214	3.7%
Average fuel price per gallon, including taxes and delivery	$2.62	$2.51	4.4%	$2.70	$2.77	(2.5)%

Fuel consumption increased by 3.1% and 3.7% during the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. The fuel consumption increase was a result of increased operations and aircraft up-gauging as a result of supply chain and engine availability issues impacting certain of our A321neo aircraft.

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

Economic fuel expense is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$179,153	$166,380	7.7%	$367,931	$364,005	1.1%
Realized losses on settlement of fuel derivative contracts	1,954	2,795	(30.1)%	4,352	4,308	1.0%
Economic fuel expense	$181,107	$169,175	7.1%	$372,283	$368,313	1.1%
Fuel gallons consumed	68,446	66,360	3.1%	136,096	131,214	3.7%
Economic fuel price per gallon	$2.65	$2.55	3.9%	$2.74	$2.81	(2.5)%

We expect that fuel gallons consumed will be up between 3.0% to 6.0% during the third quarter of 2024 as compared to the same period in 2023.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased $16.2 million, or 30.3%, and $36.9 million, or 35.5%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. In December 2022, we entered into a Memorandum of Understanding (MOU) with one of our third-party service providers to terminate our Amended and Restated Complete Fleet Services (CFS) Agreement (Amended CFS) covering A330-200 aircraft. The Amended CFS was originally scheduled to run through December 2027, and terminated in April 2023. Upon execution of the MOU, we agreed to pay a total of $12.5 million in termination fees, which was recognized in fiscal year 2022. As of December 31, 2022, we had approximately $24.1 million in deferred liabilities which was amortized into earnings as contra-maintenance materials and repairs expense during the remainder of the contract period. During the three and six months ended June 30, 2023, we recognized approximately $6.0 million and $24.1 million, respectively, in amortization. Excluding this reduction in 2023, maintenance, materials and repairs expense increased $10.2 million, or 17.2%, and $12.8 million, or 10.0%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily driven by increased Power-By-The-Hour (PBH) costs and the timing of heavy maintenance events.

We expect maintenance, materials and repairs expense to increase during the third quarter of 2024, as compared to the same period in 2023 as a result of scheduled heavy maintenance events expected in the period and increased PBH costs.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $4.7 million, or 11.0%, and $7.6 million, or 8.9%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily due to higher volume-related expenses associated with increased passenger demand and inflationary pressures. We expect aircraft and passenger service expense to increase during the third quarter of 2024, as compared to the same period in 2023.

Aircraft rent

Aircraft rent increased by $3.7 million, or 14.3%, and $5.3 million, or 9.7% , for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily attributed to increased accruals for anticipated lease return costs recognized for aircraft with scheduled lease maturities in 2025 and 2026. We expect aircraft rent expense to increase during the third quarter of 2024, as compared to the same period in 2023.

Other rentals and landing fees

Other rentals and landing fees increased by $3.5 million, or 8.5%, and $7.9 million, or 9.9%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The increase in landing fees and other rentals is attributed to an increase in rates and operations as discussed above. We expect other rentals and landing fees expense to increase during the third quarter of 2024, as compared to the same period in 2023 due primarily to increased airport costs.

Special Items

During the three and six months ended June 30, 2024, we recorded $6.5 million and $15.0 million, respectively, in Special items as a result of expenses related to our merger with Alaska, primarily consisting of legal, advisory, and other fees. Refer to the Merger with Alaska Air Group subsection above for additional information on the Merger.

Other expense

Other expense decreased by $8.3 million, or 16.9%, and increased by $2.8 million, or 3.4%, for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decrease during the three months ended June 30, 2024 is primarily related to a reduction in professional and technical expenditures as compared to the same period in 2023. The increase during the six months ended June 30, 2024 was primarily related to increased personnel-related expenditures for crew travel and other miscellaneous expense, offset by reductions in professional and technical services, as compared to the same period in 2023. In addition, during the first quarter of 2023, we recognized a $10.2 million gain on the sale of commercial real estate.

Nonoperating Income (Expense)

Net nonoperating expense increased by $7.3 million, or 150.1%, and $3.1 million, or 23.5%, during the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The change was attributed to unfavorable movements in unrealized gains (losses) associated with our foreign denominated debt, decreased generation of interest income commensurate with the reduction of our investment portfolio, increased interest expense attributed to our aircraft financings discussed above, offset by favorable movements in unrealized gains (losses) associated with our fuel derivatives portfolio and investment portfolio.

Income Taxes

Our effective tax rate was approximately 0.0% and 6.9% for the three and six months ended June 30, 2024, respectively, as compared to 14.7% and 21.2% during the same periods in 2023. The effective tax rate represents a blend of federal and state taxes, the impact of certain nondeductible items, and the valuation allowance on certain federal and state net operating loss carryforwards, realized capital losses, and unrealized capital losses on equity securities during the periods.

As of June 30, 2024, we generated federal and state NOLs of approximately $510.0 million and $987.3 million, respectively, which are available to reduce future taxable income. Our ability to use NOL carryforwards depend on the amount of taxable income generated in future periods. During the three and six months ended June 30, 2024, we increased the valuation allowance on our net deferred tax assets. The incremental valuation allowance recorded by the Company was primarily due to uncertainties in the future utilization of deferred tax assets related to our NOL carryforwards for federal income tax purposes. As a result of the incremental increase in the valuation allowance, our annual effective tax rate decreased to approximately 6.9%.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (excluding restricted cash) totaled approximately $1.3 billion as of June 30, 2024, compared to approximately $908.5 million as of December 31, 2023.

As of June 30, 2024, our current assets exceeded our current liabilities by approximately $155.0 million as compared to $25.5 million as of December 31, 2023. Approximately $793.0 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue.

Cash Flow and Uses of Liquidity

Operating Activities

Net cash used in operating activities was $26.9 million during the six months ended June 30, 2024 compared to net cash provided by operating activities of $111.7 million during the prior year period. Our operating cash flows are impacted by the following factors:

Advanced Ticket Sales. We sell tickets for air travel and record the receipt on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer and fall peak travel seasons and decreases upon utilization during these seasons. As discussed above, we noted marked improvements in air travel demand during the three and six months ended June 30, 2024, as compared to the same periods in 2023; however, overall demand (measured in passengers flown) remains below 2019 levels, down approximately 5.8%, largely due to international travel demand lagging the recovery of domestic travel.

Aircraft Fuel. Fuel expense represented approximately 22.8% and 23.3% of our total operating expense during the three and six months ended June 30, 2024 compared to 23.2% and 25.2%, respectively, during the same periods in 2023. The market price for jet fuel is volatile, which can impact the comparability of our cash flows from operations. During the three and six months ended June 30, 2024, the average fuel price per gallon increased 4.4% and decreased 2.5%, as compared to the same periods in 2023; however, consumption was up 3.1% and 3.7%, respectively, during this same period.

Pension and Other Postretirement Benefit Plan Funding. During the three and six months ended June 30, 2024 and 2023, we were not required to, and did not, make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan from past contributions in excess of required minimums, we continue to evaluate whether any cash contributions will be made to our defined benefit plan during 2024.

Operating Lease Obligations. As of June 30, 2024, we had $341.7 million of operating lease obligations, which range between approximately $29.7 million to $84.0 million on an annual basis between 2025 and 2028. We have approximately $49.2 million in operating lease obligations during the remainder of 2024.

Other Commitments. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees under certain other agreements such as aircraft maintenance PBH, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions. As of June 30, 2024, we had approximately $118.0 million of such obligations, which range from approximately $3.3 million to $21.9 million on an annual basis over the next five years.
Investing Activities
Net cash used in investing activities was $241.4 million during the six months ended June 30, 2024 compared to net cash used in investing activities of $76.2 million during the prior year period. Investing activities include capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments.
Short-term Investments. During the six months ended June 30, 2024, our purchases and proceeds from the sale and maturity of short-term investments resulted in net cash inflow of $15.4 million as compared to net cash inflow of $73.3 million during the same period in 2023.
Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications, and technology enhancements. Our capital expenditures were $257.0 million during the six months ended June 30, 2024 as compared to $169.4 million in capital expenditures during the same period in 2023, primarily related to the delivery of our first two Boeing 787-9 aircraft, which were placed into revenue service during the second quarter and scheduled predelivery payments for future Boeing 787-9 aircraft deliveries.

As of June 30, 2024, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	10	8	Between 2024 and 2027

General Electric GEnx spare engines:
Boeing 787-9 spare engines	2	1	Between 2024 and 2027

Committed expenditures for these aircraft, engines, and related flight equipment are approximately $73.0 million for the remainder of 2024, $563.7 million in 2025, $667.2 million in 2026, and $253.2 million in 2027.

In October 2020, we entered into an amendment to our Boeing 787-9 purchase agreement, which changed the scheduled delivery of each aircraft and related engines to between 2022 and 2026. In December 2022, we entered into a supplemental agreement to the purchase agreement, pursuant to which (a) we agreed with Boeing to defer delivery of the Boeing 787-9 aircraft, and (b) agreed to exercise purchase options for an additional two Boeing 787-9 aircraft. In February and April 2024, we took delivery of our first two Boeing 787-9 aircraft, both of which were placed into revenue service during the second quarter. Refer to Note 12 in the Notes to Consolidated Financial Statements for additional discussion.
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

Financing Activities

Net cash provided by financing activities was $625.5 million during the six months ended June 30, 2024 compared to net cash used in financing activities of $37.3 million during the prior year period. Our financing cash flows are impacted by the following factors:

Debt and Finance Lease Obligations.

•During the six months ended June 30, 2024, we entered into various aircraft financing generating a total of $663.9 million as follows:

◦In February 2024, we took delivery of our first Boeing 787-9 aircraft, which was financed. The transaction did not qualify as a sale under the applicable accounting framework and we recorded $131.4 million as debt in the Consolidated balance sheet.
◦In April 2024, we financed the delivery of our second Boeing 787-9 aircraft and entered into senior and junior loan agreements totaling $130.0 million. The $115.0 million senior loan has a term of 10 years, maturing in April 2034. The junior loan has a term of 5 years, maturing in April 2029. Both agreements require quarterly principal and interest payments.
◦In June 2024, we entered into ten Aircraft Loan Agreements totaling $402.5 million, which are collateralized by 10 Airbus A321neo aircraft. Each loan has a term of 8 years, maturing in 2032.

•During the six months ended June 30, 2024 and 2023, we repaid $28.3 million and $36.1 million of long-term debt and finance lease obligations, respectively.

•As of June 30, 2024, scheduled maturities of our debt remaining in 2024 were $57.2 million. The scheduled maturities total $125.9 million in 2025, $1.4 billion in 2026, $84.9 million in 2027, $85.8 million in 2028, and beyond 2028, scheduled maturities aggregate to $461.2 million. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2024, these interest obligations total $58.0 million remaining in 2024, $112.1 million in 2025, $53.4 million in 2026, $29.4 million in 2027, $25.2 million in 2028, and $58.3 million thereafter.

•As of June 30, 2024, we had $73.1 million of finance lease obligations. We have approximately $5.6 million in finance lease obligations during the remainder of 2024, approximately $11.3 million for each year between 2025 and 2028, and approximately $22.3 million in the aggregate thereafter.

Undrawn Lines of Credit. As of June 30, 2024, our revolving line of credit, which matures in December 2025, remained undrawn and available under our $235.0 million revolving credit facility.

Credit Card Holdbacks. Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2024 and December 31, 2023, there were no holdbacks held by our credit card processors. In the event of a material adverse change in our business, the credit card processors could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Covenants. We were in compliance with covenants contained in our financing agreements as of June 30, 2024.

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

•Special items. During the three and six months ended June 30, 2024, we recorded $6.5 million and $15.0 million, respectively, in Special items as a result of expenses related to our merger with Alaska, primarily consisting of legal, advisory, and other fees.

•Loss on sale of aircraft. During the three months ended June 30, 2023, the Company completed the sale of one ATR-42 aircraft and recognized a loss of approximately $0.4 million in other operating expense.

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

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
Net Loss, as reported	$(67,594)	$(1.30)	$(12,335)	$(0.24)	$(205,159)	$(3.95)	$(110,592)	$(2.15)
Adjusted for:
CBA related expense	—	—	—	—	—	—	17,727	0.34
Contract termination amortization	—	—	(5,972)	(0.12)	—	—	(24,085)	(0.47)
Special items	6,497	0.12	—	—	14,979	0.28	—	—
Loss on sale of aircraft	—	—	392	0.01	—	—	392	0.01
Gain on sale of commercial real estate	—	—	—	—	—	—	(10,179)	(0.20)
Interest income on federal tax refund	—	—	—	—	—	—	(4,672)	(0.09)
Changes in fair value of fuel derivative contracts	(91)	—	864	0.02	(1,907)	(0.04)	4,416	0.09
Unrealized gain on foreign debt	(6,452)	(0.12)	(12,106)	(0.23)	(15,007)	(0.29)	(14,595)	(0.28)
Unrealized gain on equity securities	(3,376)	(0.07)	1,486	0.03	(8,491)	(0.16)	542	0.01
Tax effect of adjustments	—	—	3,533	0.06	1,037	0.02	5,102	0.10
Adjusted net loss	$(71,016)	$(1.37)	$(24,138)	$(0.47)	$(214,548)	$(4.14)	$(135,944)	$(2.64)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and non-recurring items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel and non-recurring items are summarized in the table below:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$787,292		$716,508		$1,581,505		$1,446,539
Adjusted for:
CBA related expense	—		—		—		(17,727)
Special items	(6,497)		—		(14,979)		—
Contract termination amortization	—		5,972		—		24,085
Loss on sale of aircraft	—		(392)		—		(392)
Gain on sale of commercial real estate	—		—		—		10,179
Operating expenses excluding non-recurring items	$780,795		$722,088		$1,566,526		$1,462,684
Aircraft fuel, including taxes and delivery	(179,153)		(166,380)		(367,931)		(364,005)
Operating expenses excluding aircraft fuel and non-recurring items	$601,642		$555,708		$1,198,595		$1,098,679
Available Seat Miles	5,229,924		5,014,432		10,280,765		9,931,949
CASM - GAAP	15.05	¢	14.29	¢	15.39	¢	14.56	¢
Adjusted for:
CBA related expense	—		—		—		(0.18)
Special items	(0.12)		—		(0.15)		—
Contract termination amortization	—		0.12		—		0.24
Loss on sale of aircraft	—		(0.01)		—		—
Gain on sale of commercial real estate	—		—		—		0.10
Aircraft fuel, including taxes and delivery	(3.43)		(3.32)		(3.58)		(3.66)
CASM excluding aircraft fuel and non-recurring items	11.50	¢	11.08	¢	11.66	¢	11.06	¢

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

We reclassified prior period EBITDA and Adjusted EBITDA to conform to the current period presentation.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net Loss	$(67,594)	$(12,335)	$(205,159)	$(110,592)
Income tax expense (benefit)	—	(2,126)	(15,285)	(29,700)
Depreciation and amortization	35,068	33,348	68,035	66,015
Interest expense and amortization of debt discounts and issuance costs	28,324	22,705	52,393	45,585
Interest income	(11,134)	(13,539)	(21,155)	(30,004)
Capitalized interest	(2,541)	(1,945)	(5,675)	(3,404)
EBITDA, as reported	(17,877)	26,108	(126,846)	(62,100)
Adjusted for:
CBA related expense	—	—	—	17,727
Contract termination amortization	—	(5,972)	—	(24,085)
Gain on sale of commercial real estate	—	—	—	(10,179)
Interest income on tax refund	—	—	—	(4,672)
Changes in fair value of fuel derivative instruments	(91)	864	(1,907)	4,416
Unrealized gain on foreign debt	(6,452)	(12,106)	(15,007)	(14,595)
Loss on sale of aircraft	—	392	—	392
Special items	6,497	—	14,979	—
Unrealized (gain) loss on equity securities	(3,376)	1,486	(8,491)	542
Adjusted EBITDA	$(21,299)	$10,772	$(137,272)	$(92,554)

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has historically focused on passenger flights. The ATSA with Amazon is anticipated to increase our cargo operations. Historically, our revenue from non-passenger operations, which includes cargo, accounted for approximately 9.4%, 11.6%, and 14.1% of total revenue during the years ending December 31, 2023, 2022, and 2021, respectively. During the three and six months ended June 30, 2024, our revenue from non-passenger operations accounted for 9.0% and 9.3%, respectively, of our total revenue. Under the ATSA, cargo operations are expected to account for a larger portion of our revenue. Our cargo operations for Amazon may not generate the levels of revenue anticipated. We expect to incur additional costs in order to ramp up and prepare for increased cargo operations, including hiring crew, opening mainland bases and preparing to provide line maintenance for the Amazon fleet. Our pre-service efforts could be costly and be time-consuming and distracting to our management. Additionally, we will incur costs before we generate revenue from our cargo operations for Amazon, which may negatively impact our business and results of operations. Once we begin generating revenue from cargo operations for Amazon, some or all of that revenue will be offset against the value of Amazon’s vested warrant shares due to our accounting policies.

ECONOMIC RISKS

Our business is affected by global economic volatility, including any future economic downturns.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including any future economic downturns. For example, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally and, in turn, resulted in a prolonged period of depressed demand for air travel in general. As a result of the COVID-19 pandemic, we experienced a significant decrease in demand for air travel and reduced load capacity on flights. For the three months ended June 30, 2024, our passenger revenue was $666.0 million, up approximately $21.0 million compared to 2023, and up $12.6 million, or 1.9% from the pre-pandemic period in 2019. Across our business and as a result of the COVID-19 pandemic, we have faced operational challenges, including continued delay in the recovery of international travel. Our business depends on the demand for travel to, from and within the Hawaiian Islands and such demand for discretionary air travel remains unpredictable. Further deterioration or instability in demand, including resulting from any future pandemic or other public health related travel restrictions, recommendations or other impacts on travel behavior, such as those that occurred during the COVID-19 pandemic, ongoing economic uncertainty or recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset passenger revenue reductions with other revenue, by reducing our costs or by seeking financing arrangements or other programs or opportunities. We also may not have sufficient cash flows to support our debt obligations, on which more detail is provided in Note 9 of the Notes to Consolidated Financial Statements. In addition, a rapid economic expansion following the height of the COVID-19 pandemic resulted in significant inflationary pressures and volatility in certain currencies, which have increased our costs for aircraft fuel, wages and other goods and services we require to operate our business.

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

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel, we experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. The State of Hawai'i stopped imposing quarantine, testing and vaccination requirements at the end of the first quarter of 2022, but certain foreign government restrictions remained in effect for international travelers into 2023. We have and will continue to incur costs as we further increase our number of flights as passenger traffic to and within the Hawaiian Islands increases, which we incur before the anticipated additional revenue is earned.

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

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. For example, the value of the Japanese Yen has experienced significant volatility versus the U.S. dollar recently. Any weakening of the Japanese Yen relative to the U.S. dollar causes our flights, and travel in general, from Japan to Hawai'i to become more expensive to customers in Japan, which has and could continue to negatively impact our business. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. As of June 30, 2024, we have Japanese Yen denominated debt totaling $99.9 million. If our business continues to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

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

As of June 30, 2024, we had approximately $2.1 billion in outstanding commercial debt, excluding funds borrowed under the federal PSP. Our debt and related covenants could:

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

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2024, there were no holdbacks held by our credit card processors.

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

During the three months ended June 30, 2024, approximately 81.5% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North America and Neighbor Island routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Sustained reduction in demand on our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai'i could adversely affect our financial results.

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

In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (e.g., with JetBlue) to provide customers access to and from North American destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequents the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a significant built-in market. Passengers in the North American market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.

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

During the three months ended June 30, 2024, approximately 18.5% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

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

We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. For example, in the European Union, the General Data Protection Regulation (GDPR) became effective in 2018. The United Kingdom has adopted legislation that substantially implements the GDPR. Additionally, California enacted the California Consumer Privacy Act (CCPA), effective as of January 1, 2020, which was modified significantly by the California Privacy Rights Act (CPRA), which became effective in most material respects on January 1, 2023. Other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted similar legislation. The U.S. federal government also is contemplating federal privacy legislation. The GDPR and CCPA, other new laws and regulations, and changes in laws or regulations relating to privacy, data protection and information security may require us to modify our practices with respect to the collection, use and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The United Kingdom legislation implementing the GDPR provides for a similar penalty structure. The

GDPR, CCPA, CPRA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede our processing of data, result in negative publicity, increase our operating costs and subject us to claims or other remedies. The scope of laws and regulations relating to privacy, data protection, and security is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.

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

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We have not experienced a material cybersecurity incident, but we have experienced cybersecurity incidents in the past and we may experience cybersecurity incidents in the future, including incidents through cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Ransomware and other malware, business e-mail compromises, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information to which we have access, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. The security risks that we and our third-party service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with geopolitical events such as the conflict between Russia and Ukraine and the widening conflict in the Middle East. Third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations. We and our third-party service providers may be unable to anticipate attacks and other means of attempted security breaches, incidents and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached or otherwise compromised, we could suffer data loss, corruption, or unavailability, interruptions or other disruptions of, or unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability, destruction, or other unauthorized processing of our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period.

Actual or perceived security breaches or other security incidents could result in interruptions or other disruptions of, or unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss, unavailability or destruction of, our or our customers’ information, and may lead to litigation, claims, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may result in unauthorized access to, or other processing of, or otherwise compromise data stored or processed for us that may give rise to any of the foregoing.

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

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of or damage to important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems or prevent or mitigate all attacks. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our operations and business could be adversely impacted. For example, in May 2023, a maintenance failure caused a power disruption at our Honolulu internet provider, which interrupted our operations and resulted in significant flight delays and, during our transition to the Amadeus Altéa Passenger Service System in April 2023, we experienced intermittent issues, including issues related to our website, mobile and kiosk passenger check-in capability and booking through our website, which could have a significant impact on our operations. Additionally, in July 2024, several airlines experienced operational disruptions related to a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any significant impacts as a result of the CrowdStrike software update, but we could in the future experience similar software-induced interruptions to our operations. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations, financial condition and reputation that may result from system interruptions or system failures.

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

This year, Congress passed a five-year funding authorization for the FAA which is scheduled to expire in September 2028. The legislative process to renew this authorization (the FAA Reauthorization) could impact us, and the airline industry more generally, in numerous ways. As part of the FAA Reauthorization, Congress could seek to impose new rules or regulations concerning, among other things, customer service and consumer protection, aviation safety, labor requirements, investments in FAA staffing and resources and improvements to the air traffic control system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Reauthorization have the potential to increase our costs or impact our operations.

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

As of June 30, 2024, we had NOLs available to reduce future taxable income of approximately $510.0 million for federal income tax purposes that have indefinite carryover, but are limited to 80% utilization, and approximately $987.3 million for state income tax purposes that will expire, if unused, beginning in 2024. The majority of our state NOLs relate to the state of Hawai'i, most of which have indefinite carryover, but are limited to 80% utilization.

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

During 2024, we determined that it is no longer more-likely-than-not that our deferred tax assets will be fully realized based on expected sources of future taxable income. As a result, we increased our valuation allowance resulting in the reduction of our annual effective tax rate to approximately 6.9%.

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

We are dependent on a limited number of suppliers (e.g., Airbus, Boeing, Pratt & Whitney, Rolls Royce) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure, recall or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic and recalls of Pratt & Whitney engines used on our A321neo aircraft due to contamination in the powdered metal used to manufacture certain engine parts. Certain of our suppliers have experienced and continue to experience significant supply chain disruptions. We have experienced delays and part shortages from our suppliers and may experience additional delays and part shortages in the future. These disruptions have and may continue to have a negative impact on our operations, including for example, aircraft out of service due to part unavailability. During 2023 and during the first half of 2024, we experienced shortages of Pratt & Whitney engines that resulted in aircraft out of service. We believe that such disruptions could result in reputational harm, increased parts and maintenance costs, increased aircraft down time, and adverse effects on our financial position and results of operations.

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of June 30, 2024, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
Boeing 787-9 aircraft	10	8	Between 2024 and 2027

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

Long-lived assets used in operations consist principally of property and equipment and had a carrying value of approximately $2.2 billion as of June 30, 2024. Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

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

We continue to evaluate our current fleet and other long-lived assets for impairment accordingly. As of June 30, 2024, our remaining long-lived assets continued to generate future cash flows from operation of the fleet through the respective retirement dates in excess of their respective carrying values.

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

If Amazon or the other warrantholders exercise their rights to acquire shares of our common stock pursuant to the outstanding warrants held by them, such exercise will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

If Amazon or the other warrantholders exercise their rights to acquire shares of our common stock pursuant to their warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, any sales in the public market of any common stock issuable upon the exercise of the warrants by Amazon or the warrantholders, or the perception that such sales could occur, could adversely affect prevailing market prices of our common stock. Moreover, the warrants include anti-dilution adjustments for certain issuances of common stock or convertible securities by us. If such anti-dilution adjustments are made, Amazon would receive more shares for the exercise of its warrants than before the anti-dilution adjustment, increasing their dilutive impact.

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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of June 30, 2024, we believe we were in compliance with the foreign ownership rules.

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

As of June 30, 2024, the outstanding principal balance of our enhanced equipment trust certificate (EETC) issuances was $153.1 million. Offerings of structured finance securities, such as the EETC issuances may present risks similar to those of the other types of debt obligations in which we or Hawaiian may invest and, in fact, such risks may be of greater significance in the case of such structured finance securities. In addition, the performance of the EETCs will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, and the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. If we or Hawaiian fail to comply with these covenants or to make payments under such indebtedness when due, then we or Hawaiian would be in default under that indebtedness, which could, in turn, result in ours or Hawaiian’s other indebtedness becoming immediately payable in full.

Our indebtedness and liabilities could limit the cash flow available for Hawaiian’s operations, and consequently expose us to risks that could materially adversely affect the resources available to us to satisfy our obligations under the Notes.

In February 2021, we conducted a private offering for $1.2 billion of 5.75% senior secured notes due 2026 (the "Existing Notes"), and in July 2024, we exchanged approximately 99.5% of the Existing Notes for 11.0% senior secured notes due 2029 (“New Notes", and together with the Existing Notes, the "Notes”). In connection with the exchange, Hawaiian, issued $984.8 million aggregate principal amount of New Notes and cash. The Notes are collateralized by certain loyalty and brand assets. Hawaiian and its subsidiaries have substantial indebtedness as a result of the issuance of the Notes. We may also incur additional indebtedness to meet future financing needs. The indebtedness of Hawaiian and its subsidiaries could have significant negative consequences for our security holders and the resources available to satisfy our obligations under the Notes, including the following:

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

HAWAIIAN HOLDINGS, INC.

Date:	July 31, 2024	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)